Form 10QSB
period 2002-05-31
WORLD HEALTH ALTERNATIVES INC
filed 2002-09-03
CIK 1169709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934. For the quarterly period ended May 31, 2002.

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934. NOT APPLICABLE.

                                              Commission File Number: 333-84934

                         WORLD HEALTH ALTERNATIVES, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                           04-3613924
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

    155 Lime Kiln Road, Darlington, Pennsylvania                16115
     (Address of principal executive offices)                (Zip Code)

                                 (724) 891-6618
              (Registrant's telephone number, including area code)

                             All correspondence to:
                           Brenda Lee Hamilton Esquire
                         Hamilton, Lehrer & Dargan P.A.
                          2 East Camino Real Suite 202
                            Boca Raton Florida 33432
                                  561-416-8956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,743,700

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  May 31, 2002
                                   (Unaudited)

                                     Assets

Current assets
  Cash                                                            $   524
                                                                  --------
Other assets:
  Web site                                                          9,250
                                                                  --------
                                                                  $ 9,774
                                                                  ========

                      Liabilities and Stockholders' Equity

Current liabilities
  Total current liabilities                                       $    -
                                                                  --------

Stockholders' equity
  Common stock, $.0001 par value,
   100,000,000 shares authorized,
   25,743,700 shares issued and outstanding                         2,574
  Additional paid-in capital                                      201,156
  Deferred compensation                                          (112,500)
  (Deficit) accumulated during the development stage              (81,456)
                                                                  --------
                                                                    9,774
                                                                  --------
                                                                  $ 9,774
                                                                  ========

            See the accompanying notes to the financial statements.

                                      F-1

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                       Three Months Ended May 31, 2002 and
            Period From Inception (February 13, 2002) to May 31, 2002
                                   (Unaudited)

                                                      Three Months
                                                        Ended            Inception to
                                                      May 31, 2002       May 31, 2002
                                                     --------------     --------------

Revenue                                                  $    -             $    -
                                                         --------           --------

Operating Costs and Expenses:
  Non cash stock compensation                             37,500             39,910
  General and administrative                              25,340             41,546
                                                         --------           --------
                                                          62,840             81,456
                                                         --------           --------

Net (loss)                                              $(62,840)          $(81,456)
                                                       ==========         ==========

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding            25,743,700         25,338,575
                                                      ===========        ===========

(Loss) per share                                         $ (0.00)           $ (0.00)
                                                         ========           ========

            See the accompanying notes to the financial statements.

                                      F-2

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                       Three Months Ended May 31, 2002 and
            Period From Inception (February 13, 2002) to May 31, 2002
                                   (Unaudited)

                                                    Three Months
                                                       Ended              Inception to
                                                    May 31, 2002          May 31, 2002
                                                   --------------        --------------

Cash flows from operating activities:
  Net cash (used in) operating activities            $ (10,580)            $ (10,586)
                                                     ----------            ----------

Cash flows from investing activities:
  Net cash (used in) investing activities               (5,450)               (5,450)
                                                        -------               -------

Cash flows from financing activities:
  Net cash provided by financing activities             15,510                16,560
                                                        -------               -------

Increase (decrease) in cash and cash equivalents          (520)                  524

Cash and cash equivalents, beginning of period           1,044                    -
                                                        -------               -------

Cash and cash equivalents, end of period                 $ 524                 $ 524
                                                        =======                ======

Supplemental cash flow information:
   Cash paid for interest                                 $ -                   $ -
                                                          =====                 =====
   Cash paid for income taxes                             $ -                   $ -
                                                          =====                 =====

            See the accompanying notes to the financial statements.

                                      F-3

                         World Health Alternatives, Inc.
                          Notes to Financial Statements
                                  May 31, 2002
                                   (Unaudited)

(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of
February 28, 2002 and the period from inception to February 28, 2002 including notes thereto.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

(3)  Stockholders' (Deficit)

During the period from March 1, 2002 through March 24, 2002 the Company issued
120,500 shares of common stock for cash aggregating $12,040 and collected receivables for stock issued aggregating $970. In addition a shareholder contributed $2,500 in cash and $750 in services to the capital of the Company.

On March 5, 2002 the Company entered into two one year consulting agreements. As compensation the consultants received a total of 1,500,000 shares of common stock valued at the fair market value of the shares issued of $150,000. This amount will be classified as deferred compensation and charged to operations over the period in which the services are provided. During the period ended May
31, 2002 the Company charged $37,500 to operations related to these services.

During March 2002 a shareholder directly paid certain obligations of the Company aggregating $14,000 for legal fees. This amount was contributed to the capital of the Company.

(4)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended May 31, 2002 , the Company incurred a net loss of
$62,840 and has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the
Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                      F-4

Item 2.  Plan of Operations.

Forward-Looking Statements.
This report on Form 10-QSB for the quarterly period ending May 31, 2002 contains forward-looking statements. The words "we," "us," and "our" refer to World
Health Alternatives, Inc. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products; (b)
competitive products and pricing; (c) limited amount of resources devoted to advertising; and (d) those risks factors contained in our Form SB-2 Registration
Statement. Statements made herein are as of the date of the filing of this Form
10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OUR PLAN OF OPERATIONS FROM OUR INCEPTION TO DATE
We were incorporated on February 13, 2002. Since our inception to May 31, 2002, we have accomplished the following in our plan of operations:

Raised Capital
We raised $14,070 for our operations through the sale of a private placement of our securities.

Established Website
On March 25, 2002, our website, www.worldhealthalternatives.com., became operational.

Agreement with Ecoquest
April 8, 2002 - We entered into an agreement with EcoQuest International which allows us to become an authorized dealer of EcoQuest's home environmental products.

Authorized Independent Representatives for Global Health Trax
April 25, 2002 - We became an Authorized Independent Representative for the sale of Global Health Trax products.

Research
April 2002 through May 2002 - Our president, Edward Siceloff, has been researching organizations that conduct research and publish articles pertaining to vitamins, minerals and herbs and their effects. We intend to publish such articles on our website. There is no cost associated with this research;
however, there will be costs if we enter into agreements or arrangements with such research organizations. We have not yet determined the specific amount or nature of such costs. In addition, our president conducted research on price competition pertaining to the type of products we sell. There is no cost associated with this research.

OUR FUTURE PLAN OF OPERATIONS
We will attempt to accomplish the following in our plan of operations from now until April 2003:

Enter into Agreements with Suppliers for Products
Throughout our plan of operations, in order to select additional product suppliers, our president will conduct Internet searches and review nutritional wholesaler publications. Based on this research, our president will contact selected companies and make supplier selection based upon:
        o        cost;
        o        delivery requirements; and
        o        product selection

Our president will also purchase wholesale catalogues and where cost effective, he will travel to the companies to visit their operations and discuss with company officials pertinent factors such as product availability, quality, selection, and delivery.

Update Design, Graphics and Functional Aspects of Website
Throughout our plan of operations, we plan to update the design, graphics and functional aspects of our website. To accomplish this objective, our president plans to hire website consultants. Website consultant selection will be based on:
        o        cost and available funds to pay for consultants; and
        o        determining the quality of past website projects and a
                 comparison of such projects among website consultants;

We estimate that a $3,500 cost affiliated with hiring website consultants.

Establish Database of Products and Associated Information
Throughout our plan of operations, we plan to establish and update a database of the products on our website, including information pertaining to: (a)a listing of the elements contained in our products; (b) the potential benefits of products; and (c) the potential harmful effects of our products. Our website consultants will assist in creating and establishing our product database and providing an updating function to facilitate new product additions. The cost affiliated with this aspect of our plan of operations is related to the $3,500 cost for hiring website consultants.

Advertise our Website
Throughout our plan of operations, we plan to advertise; however, due to our limited cash resources, we plan to seek low cost advertising of $50 to $150 per month through local publications such as local newspapers.

Incentives to Our Existing Customers
Beginning in June 2002 and throughout our plan of operations, we plan to provide the following incentives to our existing customers to establish repeat customers:
        o        Customers that obligate to order a monthly supply of a product on an annual basis will receive discounts of up to ten percent
                 (10%); and
        o        Promoting some of our products by offering a free bottle of vitamins or herbs with the purchase of one such identical
                 product.

We will increase our costs by providing free bottles of vitamins or herbs;
however, at the present time the amount of that increased cost is indeterminable.

Establish Database of Articles
Starting in June 2002 and throughout our plan of operations, we plan to establish a database of articles about our products, including general subjects pertaining to:
        o        Vitamins;
        o        Minerals;
        o        Herbs;
        o        Spices;
        o        Homeopathy; and
        o        Aromatherapy.

Our president will conduct Internet searches for articles written on the products we offer, as well as the above-mentioned general subject areas. Our president will also seek permission from product suppliers that have written articles on the products we offer to post such articles on our website at no cost. The cost affiliated with this aspect of our plan of operations is part of the expected $3,500 to hire website consultants.

Viral Marketing
Beginning in July 2002 and throughout our plan of operations, our president will attempt to exchange advertising with other websites. Because there will be equal exchanges of advertising services between us and such websites, we do not anticipate any costs affiliated with this aspect of our plan of operations.

Introduce our Homoeopathic Product Line
Our president will attempt to establish agreements or arrangements with suppliers of homoeopathic products by July 2002 or August 2002. We anticipate offering such products on our website by August 2002 or September 2002. We do not anticipate any costs affiliated with this aspect of our plan of operations.

GOING CONCERN
We have experienced significant losses from our operations. For the period ended
May 31, 2002, we have incurred a net loss of $62,840 and we have been unsuccessful in generating any revenues. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Failure to secure financing or to raise additional capital or borrow additional funds may result in depleting our available funds and being unable to pay our obligations.

REVENUES
Since our inception to May 31, 2001, we have generated no revenues. We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

LIQUIDITY AND CAPITAL RESOURCES.
As of May 31, 2002, we had limited cash capital resources of only $524. Other than our existing working capital, we do not have any other internal sources of working capital.

We expect to make the following expenditures totaling $6,700 from now until the
April 2003:
        o        $2,000 - Enter into agreements with suppliers for products;
        o        $3,500 - Update the design, graphics, and functional aspects of our website (other categories included as part of this
                 estimated cost include "Establish database of our products"
                 and "Establish database of articles"); and
        o        $1,200 - Advertising (calculated based on average estimated monthly expense of $100 for 12 months)

Because we only have $524 of cash resources, we will need an additional $6,176
($6,700 - $524 = $6,176) to accomplish our operational goals.

Our current cash of $524 will satisfy our cash requirements for only one month.

If our cash and/or revenues are insufficient to conduct our operations, our
President Edward G. Siceloff, plans to loan us funds through non-interest bearing loans; however, we have no agreement with our President to do so and our
President is under no obligation to do so. As reflected above, we will be unable to fund our expenses through our existing assets or cash. If our President is unable or unwilling to make loans to us necessary to implement our plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation. We have no alternative plan of operations. In the event that we do not receive financing, our financing is inadequate, or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

        o        Sell or dispose of our assets, if any;
        o        Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
        o        If any cash remains after we satisfy amounts due to our
                 creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
        o        File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
        o        Make the appropriate filings with the Securities and Exchange
                 Commission so that we will no longer be required to file
                 periodic and other required reports with the Securities and
                 Exchange Commission, if, in fact, we are a reporting company at that time; and
        o        Make the appropriate filings with the National Association of
                 Security Dealers to affect a delisting of our common stock with the Over-the-Counter Bulletin Board at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under
Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
Not applicable.

Item 2.  Changes In Securities.
Not applicable.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
           (a) Exhibits

EXHIBIT NUMBER             DESCRIPTION
3.1                        Articles of Incorporation*
3.2                        Bylaws*
10.1                       Agreement with Barry Gewin**
10.2                       Agreement with Tommi Ferguson**
10.3                       Agreement with Global Health Trax, Inc.*
10.4                       Global Health Trax Correspondence dated April 25, 2002*
10.5                       Agreement with EcoQuest International***
15                         Letter on unaudited interim financial information
99.1                          Certification Pursuant to 18 U.S.C. Section 1350,
                              as Adopted Pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002

* Denotes previously filed exhibits to Form SB-2 filed on March 28, 2002, hereby incorporated by reference.
** Denotes previously filed exhibits to Form SB-2 filed on April 26, 2002, hereby incorporated by reference.
*** Denotes previously filed exhibits to Form SB-2 filed on May 24, 2002, hereby incorporated by reference.

         (b) Reports on Form 8-K.
Not applicable.

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WORLD HEALTH ALTERNATIVES, INC.
                                                    (Registrant)

September 3, 2002                            /s/ Edward G. Siceloff
                                             Edward G. Sicleoff, President