Form 10QSB/A
period 2002-05-31
WORLD HEALTH ALTERNATIVES INC
filed 2002-09-30
CIK 1169709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

                                      F-3

                         World Health Alternatives, Inc.
                         (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2002
                                   (Unaudited)

(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
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

(3)  Stockholders' Equity

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

                                           WORLD HEALTH ALTERNATIVES, INC.
                                                    (Registrant)

September 30, 2002                           /s/ Edward G. Siceloff
                                             Edward G. Sicleoff, President

Certifications

I, Edward G. Siceloff, certify that:

     1.   I have reviewed this amended quarterly report on Form 10-QSB/A of
          World Health Alternatives, Inc.;

     2.   Based on my  knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of World Health Alternatives, Inc. as of, and for, the periods presented in this quarterly report.

Date:  September 30, 2002

/s/Edward G. Siceloff
Edward G. Siceloff
President, Chief Executive Officer, Chief Financial Officer, and Principal
Accounting Officer