Form 10QSB
period 2002-08-31
WORLD HEALTH ALTERNATIVES INC
filed 2002-10-23
CIK 1169709

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2002.

OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
NOT APPLICABLE.

Commission File Number: 333-84934

WORLD HEALTH ALTERNATIVES, INC.
(Exact name of registrant as specified in its charter)

Florida	04-3613924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

155 Lime Kiln Road, Darlington, Pennsylvania	16115
(Address of principal executive offices)	(Zip Code)

(724) 891-6618
(Registrant's telephone number, including area code)

All correspondence to:
Brenda Lee Hamilton Esquire
Hamilton, Lehrer & Dargan P.A.
2 East Camino Real Suite 202
Boca Raton Florida 33432
561-416-8956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X  Yes  ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,487,400

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          (A Development Stage Company)
                                  Balance Sheet
                                 August 31, 2002
                                   (Unaudited)

                                  Assets

Current assets
  Cash                                                          $      81
                                                                ---------

Other assets:
  Web site                                                          8,480
                                                                ---------
                                                                $   8,561
                                                                =========

                      Liabilities and Stockholders' Equity

Current liabilities
  Total current liabilities                                     $       -
                                                                ---------

Stockholders' equity
  Preferred stock, $.0001 par value,
    100,000,000 shares authorized                                       -
  Common stock, $.0001 par value, 200,000,000
   shares authorized, 51,487,400 shares issued
   and outstanding                                                  5,149
  Additional paid-in capital                                      212,222
  Deferred compensation                                           (75,000)
  (Deficit) accumulated during the development stage             (133,810)
                                                                ---------
                                                                    8,561
                                                                ---------

                                                                $   8,561
                                                                =========

                                       F-1

            See the accompanying notes to the financial statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                            Statements of Operations
              Three Months and Six Months Ended August 31, 2002 and
          Period From Inception (February 13, 2002) to August 31, 2002
                                   (Unaudited)

                                 Three Months     Six Months
                                    Ended            Ended        Inception to
                               August 31, 2002  August 31, 2002  August 31, 2002
                               ---------------  ---------------  ---------------

Revenue                          $     --         $      --        $      --
                                 ----------       ----------       ----------

Operating Costs and Expenses:
  Non cash stock compensation        37,500           75,000           77,410
  General and administrative         14,854           40,194           56,400
                                 ----------       ----------       ----------
                                     52,354          115,194          133,810
                                 ----------       ----------       ----------

Net (loss)                       $  (52,354)      $ (115,194)      $ (133,810)
                                 ==========       ==========       ==========

Per Share Information - basic
  and fully diluted:

Weighted average common shares
  outstanding                    51,487,400       51,487,400       50,677,150
                                 ==========       ==========       ==========

(Loss) per share                 $    (0.00)      $    (0.00)      $    (0.00)
                                 ==========       ==========       ==========

                                       F-2

            See the accompanying notes to the financial statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                      Six Months Ended August 31, 2002 and
          Period From Inception (February 13, 2002) to August 31, 2002
                                   (Unaudited)

                                               Six Months     Inception
                                                 Ended           to
                                               August 31,     August 31,
                                                  2002          2002
                                              -----------    -----------

Cash flows from operating activities:
  Net cash (used in) operating activities      $ (23,924)     $ (23,930)
                                               ---------      ---------

Cash flows from investing activities:
  Net cash (used in) investing activities         (5,450)        (5,450)
                                               ---------      ---------

Cash flows from financing activities:
  Net cash provided by financing activities       28,411         29,461
                                               ---------      ---------

Increase (decrease) in cash and
  cash equivalents                                  (963)            81

Cash and cash equivalents,
  beginning of period                              1,044            --
                                               ---------      ---------

Cash and cash equivalents,
  end of period                                $      81      $      81
                                               =========      =========

Supplemental cash flow information:
   Cash paid for interest                      $     --       $     --
                                               =========      =========
   Cash paid for income taxes                  $     --       $     --
                                               =========      =========

                                       F-3

            See the accompanying notes to the financial statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2002
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

(3)     Stockholders' Equity

During October 2002 the Company effected a 2 for 1 forward stock split. All share and per share amounts have been restated to reflect this split.

During the period from March 1, 2002 through March 24, 2002 the Company issued
241,000 shares of common stock for cash aggregating $12,050 and collected receivables for stock issued aggregating $970.

During March 2002 a shareholder directly paid certain obligations of the Company aggregating $14,000 for legal fees. This amount was contributed to the capital of the Company.

During the period ended August 31, 2002 a shareholder contributed $15,391 in cash and $1,500 in services to the capital of the Company.

On March 5, 2002 the Company entered into two one year consulting agreements. As compensation the consultants received a total of 3,000,000 shares of common stock valued at the fair market value of the shares issued of $150,000. This amount will be classified as deferred compensation and charged to operations over the period in which the services are provided. During the period ended
August 31, 2002 the Company charged $75,000 to operations related to these services.

(4)     Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended August 31, 2002, the Company incurred a net loss of
$115,194 and has no revenue generating operations.

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

                                      F-4

Item 2. Plan of Operations.

Forward-Looking Statements.
This report on Form 10-QSB for the quarterly period ending August 31, 2002 contains forward-looking statements. The words "we," "us," and "our" refer to World Health Alternatives, Inc. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising; (d)federal, state, and local government regulations which may lead to increased costs and decreased revenues, both of which may negatively affect our potential profitabitly; (e) our management has no experience in selling vitamins, minerals, herbs, spices, homeopathic, and aromatherapy products and as such, we may be unsuccessful in generating revenues; (f) we face brand name recognition risks which may adversely affect our revenues; (g) our ability to continue as a going concern is dependent on our ability to obtain financing for our operations for which we may be unable to obtain; (h) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to evaluate our business prospects or determine whether we will become profitable; (i) we have experienced delays in our Plan of Operations as noted below on pages 5 to 10; and (j) we may not meet the National Association of Securities Dealers Bulletin Board Exchange ("BBX") listing requirements which may lead to increased investment risk and inability to sell your shares.

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

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated capital expenditures of approximately $6,700 for our plan of operations, in the following areas:

  Entering into agreements with suppliers;
  Updating design, graphics and function of website;
  Establishing database of products on website;
  Advertising;
  Offering incentives to customers to establish repeat business;
  Establishing a database of articles regarding products offered on our website;
  Conducting viral marketing; and
  Introducing our homeopathic lines.

Our current cash of $81 will not satisfy our cash requirements pertaining to any aspect of our plan of operations which requires cash expenditures, as specifically noted below.

If our cash and/or revenues are insufficient to conduct our operations, our President Edward G. Siceloff, plans to loan us funds through non-interest bearing loans; however, we have no agreement with our President to do so and our President is under no obligation to do so. Accordingly, there are no assurances that we will receive loans from our President. As of August 31, 2002, we had only $81 of cash assets, however, we will need an additional $6,619 ($6,700 - $81 = $6,619) to accomplish the following operational goals at a total cost of $6,700:

  $2,000 - Enter into agreements with suppliers for products;
  $3,500 - Update the design, graphics, and functional aspects of our website (other categories included as part of this estimated cost include "Establish database of our products" and "Establish database of articles"); and
  $1,200 - Advertising.

Accordingly, we will be unable to fund our expenses through our existing assets or cash. If our President is unable or unwilling to make loans to us necessary to implement our plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation. We have no alternative plan of operations. In the event that we do not receive financing, our financing is inadequate, or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

  Sell or dispose of our assets, if any;
  Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
  If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
  File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
  Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
  Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

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

OUR PLAN OF OPERATIONS FROM OUR INCEPTION TO DATE
We were incorporated on February 13, 2002. Since our inception to August 31, 2002, we have accomplished the following in our plan of operations:

Raised Capital
We raised $14,070 for our operations through the sale of a private placement of our securities.

Established Website
On March 25, 2002, our website, www.worldhealthalternatives.com, became operational.

Agreement with Ecoquest
April 8, 2002 - We entered into an agreement with EcoQuest International which allows us to become an authorized dealer of EcoQuest's home environmental products.

Authorized Independent Representatives for Global Health Trax
April 25, 2002 - We became an Authorized Independent Representative for the sale of Global Health Trax products.

Research
April 2002 through August 2002 - Our president, Edward Siceloff, has been researching organizations that conduct research and publish articles pertaining to vitamins, minerals and herbs and their effects. We intend to publish such articles on our website; however, to date we have not done so. There is no cost associated with this research; however, there will be costs if we enter into agreements or arrangements with such research organizations. We have not yet determined the specific amount or nature of such costs. In addition, our president conducted research on price competition pertaining to the type of products we sell to ensure that the products we offer are competitively priced. There is no cost associated with this research.

OUR FUTURE PLAN OF OPERATIONS
We will attempt to accomplish the following aspects of our plan of operations over the next twelve (12) months. As indicated below, certain aspects of our plan of operations have been delayed due to our lack of financial resources.

Enter into Agreements with Suppliers for Products
Throughout our plan of operations, in order to select additional product suppliers, our president will conduct Internet research and review various nutritional wholesaler publications. Based on this research, our president will contact various companies and make supplier selection based upon:

  cost;
  delivery requirements; and
  product selection.

Our president will also purchase wholesale catalogues and discuss with company representatives pertinent factors such as product availability, quality, selection, and delivery.

Update Design, Graphics and Functional Aspects of Website
We plan to update the design, graphics and functional aspects of our website on an ongoing continuous basis. To accomplish this objective, our president plans to hire website consultants. We will select website consultants based on:

  cost and available funds to pay for consultants;
  determining the quality of past website projects; and
  comparing such projects among website consultants.

We estimate that a $3,500 cost will be affiliated with hiring website consultants. We do not anticipate completing this aspect of our plan of operations until January 2003.

Advertise our Website
Throughout our plan of operations, we plan to advertise; however, due to our limited cash resources, we plan to seek low cost advertising of $50 to $150 per month through local publications such as local newspapers. To date, we have not begun to advertise in any publications. We plan to begin advertising in March 2003.

Incentives to Our Existing Customers
Originally we planned to commence this aspect of our plan of operations in June 2002; however, this aspect of our plan of operations has been delayed because we have not yet generated revenues. We now anticipate that beginning in March 2003 if we have revenues at that time, we will provide the following incentives to our customers:

  Customers that obligate themselves to order a monthly supply of a product on an annual basis will receive discounts of up to ten percent (10%); and
  Promote some of our products by offering a free bottle of vitamins or herbs with the purchase of one such identical product.

Because we will provide free bottles of vitamins or herbs, our costs will increase; however, at the present time the amount of that increased cost is indeterminable. However, we plan to attempt to obtain samples of small quantities of vitamins from suppliers at no charge or at a minimal cost to offer our customers. At this time, we are unaware if we will be able to obtain these samples.

Establish Database of Specific Product Ingredients, Benefits, and Harmful Effects
Beginning February 2003 and throughout our plan of operations, we plan to establish and update a database of products and information about products on our website, including information pertaining to: (a) a listing of the ingredients of our products; (b) the potential health benefits of our products; and (c) the potential harmful effects of our products. The cost affiliated with this aspect of our plan of operations is related to the $3,500 cost for hiring website consultants.

Establish Database of General Articles of Interest
Originally we planned to commence with this aspect of our plan of operations in June 2002. This aspect of our plan of operations has been delayed because our president has been unable to complete a sufficient database of articles, and our president's search for these articles has been more time consuming than we originally anticipated. We now anticipate that an initial database of articles about our products will not be established on our website until February or March of 2003. Thereafter, we anticipate the database will include general subjects pertaining to:

  Vitamins;
  Minerals;
  Herbs;
  Spices;
  Homeopathy; and
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

Viral Marketing
Originally we planned to commence with this aspect of our plan of operations in July 2002; however, this aspect of our plan of operations has been delayed due to our inability to accomplish other aspects of our plan of operations. We now anticipate that our president will not attempt to exchange advertising with other websites until April 2003. Because we plan to pursue equal exchanges of like advertising services between us and other websites, we do not anticipate any costs affiliated with this aspect of our plan of operations.

Introduce our Homoeopathic Product Line
Our president will attempt to establish agreements with suppliers of homeopathic products and to offer such products on our website. Originally, we planned to commence this aspect of our plan of operations in July 2002. This aspect of our plan of operations has been delayed until we complete the updating of our website. We now anticipate these products will not be offered until May 2003. We do not anticipate any costs affiliated with this aspect of our plan of operations.

GOING CONCERN
We have experienced significant losses from our operations. For the period ended August 31, 2002, we have incurred a net loss of $52,354 and we have been unsuccessful in generating any revenues. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Failure to secure financing or to raise additional capital or borrow additional funds may result in depleting our available funds and being unable to pay our obligations.

REVENUES
Since our inception to August 31, 2001, we have generated no revenues. We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

LIQUIDITY AND CAPITAL RESOURCES.
As of August 31, 2002, we had limited cash capital resources of only $81. Other than our existing working capital, we do not have any other internal sources of working capital.

We expect to make the following expenditures totaling $6,700 over the next twelve (12) months:

  $2,000 - Enter into agreements with additional suppliers for products;
  $3,500 - Update the design, graphics, and functional aspects of our website (other categories included as part of this estimated cost include "Establish database of our products" and "Establish database of articles"); and
  $1,200 - Advertising (calculated based on average estimated monthly expense of $100 for 12 months)

Because we only have $81 of cash resources, we will need an additional $6,619 ($6,700 - $81 = $6,619) to accomplish our operational goals.

Our current cash of $81 will not satisfy our cash requirements pertaining to any aspects of our plan of operations which require cash expenditures.

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

  Sell or dispose of our assets, if any;
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Not applicable.

Item 2. Changes In Securities.
On September 27, 2002, our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of two (2) shares for every one (1) share held. The forward stock split became effective on October 7, 2002. After the forward stock split, we had 51,487,400 shares of common stock issued and outstanding. Prior to the forward stock split, we had 25,743,700 shares of Common Stock outstanding. stock. We increased our authorized capital shares in proportion to the forward stock split so that after the effective date of the forward stock split, we are authorized to issue 200,000,000 shares of common stock. Prior to the forward stock split, we were authorized to issue 100,000,000 shares of common stock. Our preferred shares were not affected by the forward stock split and we will remain authorized to issue 100,000,000 shares of preferred stock.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation*
3.1.1	Amendment to Articles of Incorporation****
3.2	Bylaws*
10.1	Agreement with Barry Gewin**
10.2	Agreement with Tommi Ferguson**
10.3	Agreement with Global Health Trax, Inc.*
10.4	Global Health Trax Correspondence dated April 25, 2002*
10.5	Agreement with EcoQuest International***
15	Letter on unaudited interim financial information
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes previously filed exhibits to Form SB-2 filed on March 28, 2002, hereby incorporated by reference.
** Denotes previously filed exhibits to Form SB-2 filed on April 26, 2002, hereby incorporated by reference.
*** Denotes previously filed exhibits to Form SB-2 filed on May 24, 2002, hereby incorporated by reference.
**** Denotes previously filed exhibits to Form 8-K filed on September 30, 2002, hereby incorporated by reference.

     (b) Reports on Form 8-K.
On September 3, 2002, we filed a Form 8-K regarding Item 9 of Form 8-K, "Regulation FD Disclosure". Specifically, in that Form 8-K, and in connection with the new legislation that requires our Chief Executive Officer to certify periodic reports that contain financial statements, we attached as Exhibit 99.1 to the Form 8-K Current Report, the Certification of Edward G. Siceloff, our President,Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. This Certification pertained to our Form 10-QSB for the period ending May 31, 2002.

On September 30, 2002, we filed a Form 8-K regarding Item 5 of Form 8-K, "Other Events and Regulation FD Disclosure" and Item 7 of Form 8-K, "Financial Statements, Pro Forma Financial Information and Exhibits". Specifically, in that Form 8-K, we disclosed under Item 5 that our common stock had been approved by the National Association of Securities Dealers for quotation on the Over the Counter Bulletin Board under the symbol "WHAI" and that our Board of Directors had unanimously approved a forward stock split. In addition, under Item 7, we filed as an exhibit, an amendment to our Articles of Incorporation regarding the forward stock split.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ALTERNATIVES, INC.
(Registrant)

October 23, 2002

/s/ Edward G. Siceloff
Edward G. Sicleoff, President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Certifications

I, Edward G. Siceloff, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of World Health Alternatives, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for World Health Alternatives, Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to World Health Alternatives, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of World Health Alternatives, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to World Health Alternatives, Inc.'s auditors and the audit committee of World Health Alternatives, Inc.'s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect World Health Alternatives, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in World Health Alternatives, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/Edward G. Siceloff
Edward G. Siceloff
President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer