Form 10QSB/A
period 2002-05-31
WORLD HEALTH ALTERNATIVES INC
filed 2003-01-21
CIK 1169709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               Amendment Number 2

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          (A Development Stage Company)
                                  Balance Sheet
                                  May 31, 2002
                                    Restated
                                   (Unaudited)

                                     Assets

Current assets
  Cash                                                             $    524
                                                                   --------

Other assets:
  Web site                                                            4,950
                                                                   --------
                                                                   $  5,474
                                                                   ========

                   Liabilities and Stockholders' Equity

Current liabilities
  Total current liabilities                                        $      -
                                                                   --------

Stockholders' equity
  Common stock, $.0001 par value, 100,000,000 shares authorized,
   25,743,700 shares issued and outstanding                           2,574
  Additional paid-in capital                                        196,856
  Deferred compensation                                            (112,500)
  (Deficit) accumulated during the development stage                (81,456)
                                                                   --------
                                                                      5,474
                                                                   --------

                                                                   $  5,474
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
                          (A Development Stage Company)
                            Statements of Operations
                       Three Months Ended May 31, 2002 and
            Period From Inception (February 13, 2002) to May 31, 2002
                                   (Unaudited)

                                                    Three Months
                                                        Ended       Inception to
                                                    May 31, 2002    May 31, 2002
                                                   --------------  --------------

Revenue                                             $          -     $         -
                                                    ------------    ------------

Operating Costs and Expenses:
  Non cash stock compensation                             37,500          39,910
  General and administrative                              25,340          41,546
                                                    ------------    ------------
                                                          62,840          81,456
                                                    ------------    ------------

Net (loss)                                          $    (62,840)   $    (81,456)
                                                    ============    ============

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding            25,743,700      25,338,575
                                                    ============    ============

(Loss) per share                                    $      (0.00)   $      (0.00)
                                                    ============    ============

            See the accompanying notes to the financial statements.

                                      F-2

                       World Health Alternatives, Inc.
                        (A Development Stage Company)
                           Statements of Cash Flows
                     Three Months Ended May 31, 2002 and
          Period From Inception (February 13, 2002) to May 31, 2002
                                   Restated
                                 (Unaudited)

                                                 Three Months
                                                     Ended        Inception to
                                                 May 31, 2002     May 31, 2002
                                                --------------   --------------

Cash flows from operating activities:
  Net cash (used in) operating activities        $    (14,880)    $    (14,886)
                                                 ------------     ------------

Cash flows from investing activities:
  Net cash (used in) investing activities              (1,150)          (1,150)
                                                 ------------     ------------

Cash flows from financing activities:
  Net cash provided by financing activities            15,510           16,560
                                                 ------------     ------------

Increase (decrease) in cash and cash equivalents         (520)             524

Cash and cash equivalents, beginning of period          1,044                -
                                                 ------------     ------------

Cash and cash equivalents, end of period         $        524     $        524
                                                 ============     ============

Supplemental cash flow information:
   Cash paid for interest                        $          -     $          -
                                                 ============     ============
   Cash paid for income taxes                    $          -     $          -
                                                 ============     ============

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended May 31, 2002, the Company incurred a net loss of
$62,840 and has no revenue generating operations.

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

(5)  Correction of an Error

During January 2003, the Company determined that during March 2002 it had incorrectly capitalized a cash disbursement of $4,300 as a cost associated with its web site.

The accompanying financial statements have been restated to reflect the above correction. The adjustment had no effect on net loss for the three months ended
May 31, 2002 but reduced the capitalized costs associated with the web site and reduced additional paid in capital by $4,300 in the accompanying balance sheet.

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

We estimate a $3,500 cost affiliated with hiring website consultants.

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

GOING CONCERN
We have experienced significant losses from our operations. For the three month period ended May 31, 2002, we have incurred a net loss of $62,840 and we have been unsuccessful in generating any revenues. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Failure to secure financing or to raise additional capital or borrow additional funds may result in depleting our available funds and being unable to pay our obligations.

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

Item 3. Controls and Procedures.

The Company's Chief Executive Officer/Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

                                           WORLD HEALTH ALTERNATIVES, INC.
                                                    (Registrant)

Date: January 20, 2003                       /s/ Edward G. Siceloff
                                             Edward G. Sicleoff, President

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

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

Date: January 20, 2003

/s/ Edward G. Siceloff
Edward G. Siceloff
President, Chief Executive Officer, Chief Financial Officer, and Principal
Accounting Officer