Form 10QSB/A
period 2002-08-31
WORLD HEALTH ALTERNATIVES INC
filed 2003-01-21
CIK 1169709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               Amendment Number 1

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.    For the quarterly period ended August 31, 2002.

                                       OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  NOT APPLICABLE.

                                               Commission File Number: 333-84934

                         WORLD HEALTH ALTERNATIVES, INC.
             (Exact name of registrant as specified in its charter)

            Florida                                        04-3613924
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 August 31, 2002
                                    Restated
                                   (Unaudited)

                        Assets

Current assets
  Cash                                                $       81
                                                      ----------
Other assets:
  Web site                                                 4,540
                                                      ----------
                                                      $    4,621
                                                      ==========

                        Liabilities and Stockholders' Equity

Current liabilities
  Total current liabilities                           $        -
                                                      ----------
Stockholders' equity
  Preferred Stock, $.0001 par value,
    100,000,000 shares authorized                              -
  Common stock, $.0001 par value,
    200,000,000 shares authorized,
    51,487,400 shares issued and outstanding               5,149
  Additional paid-in capital                             207,922
  Deferred compensation                                  (75,000)
  (Deficit) accumulated during the development stage    (133,450)
                                                      ----------
                                                           4,621
                                                      ----------

                                                      $    4,621
                                                      ==========

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
                                    Restated
                                   (Unaudited)

                                                  Three Months      Six Months
                                                     Ended             Ended        Inception to
                                                 August 31, 2002  August 31, 2002  August 31, 2002
                                                 ---------------  ---------------  ---------------

Revenue                                           $           -    $           -    $           -
                                                  -------------    -------------    -------------
Operating Costs and Expenses:
  Non cash stock compensation                            37,500           75,000           77,410
  General and administrative                             14,494           39,834           56,040
                                                  -------------    -------------    -------------
                                                         51,994          114,834          133,450
                                                  -------------    -------------    -------------

Net (loss)                                        $     (51,994)   $    (114,834)   $    (133,450)
                                                  =============    =============    =============

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding           51,487,400       51,487,400       50,677,150
                                                  =============    =============    =============

(Loss) per share                                  $       (0.00)   $       (0.00)   $       (0.00)
                                                  =============    =============    =============

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
                          (A Development Stage Company)
                            Statements of Cash Flows
                      Six Months Ended August 31, 2002 and
          Period From Inception (February 13, 2002) to August 31, 2002
                                    Restated
                                   (Unaudited)

                                                   Six Months
                                                     Ended          Inception to
                                                August 31, 2002   August 31, 2002
                                                ---------------   ---------------

Cash flows from operating activities:
  Net cash (used in) operating activities         $   (28,224)      $   (28,230)
                                                  -----------       -----------

Cash flows from investing activities:
  Net cash (used in) investing activities              (1,150)           (1,150)
                                                  -----------       -----------

Cash flows from financing activities:
  Net cash provided by financing activities            28,411            29,461
                                                  -----------       -----------

Increase (decrease) in cash and cash equivalents         (963)               81

Cash and cash equivalents, beginning of period          1,044                 -
                                                  -----------       -----------

Cash and cash equivalents, end of period          $        81       $        81
                                                  ===========       ===========

Supplemental cash flow information:
   Cash paid for interest                         $         -       $         -
                                                  ===========       ===========
   Cash paid for income taxes                     $         -       $         -
                                                  ===========       ===========

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

(3)  Stockholders' Equity

During October 2002 the Company affected a 2 for 1 forward stock split. All share and per share amounts have been restated to reflect this split.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to August 31, 2002, the Company incurred a net loss of $133,450 and has no revenue generating operations.

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

(5)  Correction of an Error

During January 2003 the Company determined that during March 2002 it had incorrectly capitalized a cash disbursement of $4,300 as a cost associated with its web site.

The accompanying financial statements have been restated to reflect the above correction. The adjustment decreased the net loss for the six months and three months ended August 31, 2002 and the period from inception to August 31, 2002 as previously reported from $(115,194), $(52,354) and $(133,810) to $(114,834),
$(51,994) and $(133,450) or $(.00), $(.00) and $(.00) per share and reduced the capitalized costs associated with the web site and reduced additional paid in capital by $4,300 in the accompanying balance sheet.

                                      F-4

Item 2. Plan of Operations.

Forward-Looking Statements.

This report on Form 10-QSB/A for the quarterly period ending August 31, 2002 contains forward-looking statements. The words "we," "us," and "our" refer to
World Health Alternatives, Inc. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products; (b)
competitive products and pricing; (c) limited amount of resources devoted to advertising; (d)federal, state, and local government regulations which may lead to increased costs and decreased revenues, both of which may negatively affect our potential profitability; (e) our management has no experience in selling vitamins, minerals, herbs, spices, homeopathic, and aromatherapy products and as such, we may be unsuccessful in generating revenues; (f) we face brand name recognition risks which may adversely affect our revenues; (g) our ability to continue as a going concern is dependent on our ability to obtain financing for our operations for which we may be unable to obtain; (h) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to evaluate our business prospects or determine whether we will become profitable; (i) we have experienced delays in our Plan of
Operations as noted below on pages 5 to 10; and (j) we may not meet the National
Association of Securities Dealers Bulletin Board Exchange ("BBX") listing requirements which may lead to increased investment risk and inability to sell your shares.

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
o    Entering into agreements with suppliers;
o    Updating design, graphics and function of website;
o    Establishing database of products on website;
o    Advertising;
o    Offering incentives to customers to establish repeat business;
o    Establishing a database of articles regarding products offered on our website;
o    Conducting viral marketing; and
o    Introducing our homeopathic lines.

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
o    $1,200 - Advertising.

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
o    product selection.

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
o    cost and available funds to pay for consultants;
o    determining the quality of past website projects; and
o    comparing such projects among website consultants.

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
o    Customers that obligate themselves to order a monthly supply of a product on an annual basis will receive discounts of up to ten percent (10%); and
o    Promote some of our products by offering a free bottle of vitamins or herbs with the purchase of one such identical product.

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

GOING CONCERN
We have experienced significant losses from our operations. From our inception to August 31, 2002, we have incurred a net loss of $133,450 and we have been unsuccessful in generating any revenues. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Failure to secure financing or to raise additional capital or borrow additional funds may result in depleting our available funds and being unable to pay our obligations.

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

o    $2,000 - Enter into agreements with additional suppliers for products;
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

January 20, 2003

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

