Form 10QSB
period 2002-11-30
WORLD HEALTH ALTERNATIVES INC
filed 2003-01-21
CIK 1169709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                For the quarterly period ended November 30, 2002.

                        Commission File Number: 333-84934

                         WORLD HEALTH ALTERNATIVES, INC.
             (Exact name of registrant as specified in its charter)

              Florida                                    04-3613924
  (State or other jurisdiction                         (IRS Employer
 of incorporation or organization)                   Identification No.)

      155 Lime Kiln Road, Darlington, Pennsylvania            16115
        (Address of principal executive offices)           (Zip Code)

                                 (724) 891-6618
              (Registrant's telephone number, including area code)

                             All correspondence to:
                           Brenda Lee Hamilton Esquire
                         Hamilton, Lehrer & Dargan P.A.
                          2 East Camino Real Suite 202
                            Boca Raton Florida 33432
                  Telephone 561-416-8956 Facsimile 561-416-2855

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X Yes    ___ No

As of January 13, 2003, we have 52,487,400 shares of our common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                November 30, 2002
                                   (Unaudited)

                  Assets

Current assets
  Cash                                                         $      97
                                                               ---------
Other assets:
  Web site                                                         4,130
                                                               ---------
                                                               $   4,227
                                                               =========

                  Liabilities and Stockholders' (Deficit)

Current liabilities
  Accounts payable                                             $   6,696
                                                               ---------
Stockholders' (deficit)
  Preferred Stock, $.0001 par value,
    100,000,000 shares authorized                                      -
  Common stock, $.0001 par value,
    200,000,000 shares authorized,
    51,487,400 shares issued and outstanding                       5,149
  Additional paid-in capital                                     209,572
  Deferred compensation                                          (37,500)
  (Deficit) accumulated during the development stage            (179,690)
                                                               ---------
                                                                  (2,469)
                                                               ---------
                                                               $   4,227
                                                               =========

            See the accompanying notes to the financial statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                            Statements of Operations
            Three Months and Nine Months Ended November 30, 2002 and
         Period From Inception (February 13, 2002) to November 30, 2002
                                   (Unaudited)

                                            Three Months        Nine Months
                                               Ended               Ended          Inception to
                                          November 30, 2002  November 30, 2002  November 30, 2002
                                          -----------------  -----------------  -----------------

Revenue                                      $         -        $         -        $         -
                                             -----------        -----------        -----------

Operating Costs and Expenses:
  Non cash stock compensation                     37,500            112,500            114,910
  General and administrative                       8,380             48,574             64,780
                                             -----------        -----------        -----------
                                                  45,880            161,074            179,690
                                             -----------        -----------        -----------

Net (loss)                                   $   (45,880)       $  (161,074)       $  (179,690)
                                             ===========        ===========        ===========

Per Share Information - basic
   and fully diluted:

Weighted average common shares outstanding    51,487,400         51,487,400         50,898,127
                                             ===========        ===========        ===========

(Loss) per share                             $     (0.00)       $     (0.00)       $     (0.00)
                                             ===========        ===========        ===========

             See the accompanying notes to the financial statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Nine Months Ended November 30, 2002 and
         Period From Inception (February 13, 2002) to November 30, 2002
                                   (Unaudited)

                                                     Nine Months
                                                       Ended              Inception to
                                                  November 30, 2002    November 30, 2002
                                                  -----------------    -----------------

Cash flows from operating activities:
  Net cash (used in) operating activities            $   (29,108)         $   (29,114)
                                                     -----------          -----------

Cash flows from investing activities:
  Net cash (used in) investing activities                 (1,150)              (1,150)
                                                     -----------          -----------

Cash flows from financing activities:
  Net cash provided by financing activities               29,311               30,361
                                                     -----------          -----------

Increase (decrease) in cash and cash equivalents            (947)                  97

Cash and cash equivalents, beginning of period             1,044                    -
                                                     -----------          -----------

Cash and cash equivalents, end of period             $        97          $        97
                                                     ===========          ===========

Supplemental cash flow information:
   Cash paid for interest                            $         -          $         -
                                                     ===========          ===========
   Cash paid for income taxes                        $         -          $         -
                                                     ===========          ===========

             See the accompanying notes to the financial statements.

                         World Health Alternatives, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2002
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

During the nine months ended November 30, 2002 a shareholder directly paid certain obligations of the Company aggregating $14,000 for legal fees. This amount was contributed to the capital of the Company.

During the nine months ended November 30, 2002 shareholders contributed $16,291 in cash and $2,250 in services to the capital of the Company.

On March 5, 2002 the Company entered into two one year consulting agreements. As compensation the consultants received a total of 3,000,000 shares of common stock valued at the fair market value of the shares issued of $150,000. This amount will be classified as deferred compensation and charged to operations over the period in which the services are provided. Through November 30, 2002 the Company charged $112,500 to operations related to these services.

(4)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to November 30, 2002, the Company incurred a net loss of
$179,690 and has no revenue generating operations.

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

The Company is pursuing equity financing for its operations and is seeking a merger with an operating entity. Failure to secure such financing, to raise additional capital or borrow additional funds or merge with an operating entity may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)  Subsequent Event

On January 2, 2003, the Company entered into an agreement that if completed will result in a change in control. The Company and certain shareholders and the shareholders of Better Solutions, Inc. entered into an agreement whereby the
Company agreed to acquire 100% of the issued and outstanding shares of the common stock of Better Solutions, Inc. in exchange for unissued shares of the
Company's common stock (the "Exchange Offer") so that Better Solutions, Inc.
will become a wholly owned subsidiary.

In connection with the Exchange Offer, the Agreement provides that certain of the Company's shareholders agreed to retire 47,500,000 shares of common stock held by them thereby reducing their holdings to 509,000 shares of the Company's common stock.

In exchange for all of the issued and outstanding shares of Better Solutions,
Inc.'s common stock, the Company agreed to issue 33,000,000 shares [which after issuance shall represent 90% of the Company's outstanding common stock] of common stock to the shareholders of Better Solutions, Inc. After the issuance of the 33,000,000 shares of common stock the Company will have approximately
36,987,400 shares of common stock outstanding.

Item 2. Plan of Operations.

Forward-Looking Statements.
This report on Form 10-QSB for the quarterly period ending November 30, 2002 contains forward-looking statements. The words "we," "us," and "our" refer to
World Health Alternatives, Inc. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products; (b)
competitive products and pricing; (c) limited amount of resources devoted to advertising; (d)federal, state, and local government regulations which may lead to increased costs and decreased revenues, both of which may negatively affect our potential profitability; (e) our management has no experience in selling vitamins, minerals, herbs, spices, homeopathic, and aromatherapy products and as such, we may be unsuccessful in generating revenues; (f) we face brand name recognition risks which may adversely affect our revenues; (g) our ability to continue as a going concern is dependent on our ability to obtain financing for our operations for which we may be unable to obtain; (h) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to evaluate our business prospects or determine whether we will become profitable; (i) we have experienced delays in our Plan of
Operations as noted below; and (j) we may not meet the National Association of
Securities Dealers Bulletin Board Exchange ("BBX") listing requirements which may lead to increased investment risk and inability to sell your shares.

OUR PLAN OF OPERATIONS FROM OUR INCEPTION TO DATE
We were incorporated on February 13, 2002. Since our inception to January 17,
2003, we have accomplished the following in our plan of operations:

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

We estimate that a $3,500 cost will be affiliated with hiring website consultants. We do not anticipate completing this aspect of our plan of operations until late January 2003.

Advertise our Website
Throughout our plan of operations, we plan to advertise; however, due to our limited cash resources, we plan to seek low cost advertising of $50 to $150 per month through local publications such as local newspapers. To date, we have not begun to advertise in any publications. We plan to begin advertising in March
2003.

Incentives to Our Existing Customers
Originally we planned to commence this aspect of our plan of operations in June
2002; however, this aspect of our plan of operations has been delayed because we have not yet generated revenues. We now anticipate that beginning in March 2003, if we have revenues at that time, we will provide the following incentives to our customers:
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

Establish Database of Specific Product Ingredients, Benefits, and Harmful
Effects.
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

SUBSEQUENT EVENT

Our Agreement to Acquire Better Solutions, Inc.
On January 3, 2003, we, Edward Siceloff, our President/Director/Majority
Shareholder, Joseph Prugh, our Director and a shareholder, and Better Solutions,
Inc., a Pennsylvania corporation, and Marc Roup and Rich McDonald who collectively own 100% of the outstanding shares of Better Solutions, Inc., entered into an agreement for us to acquire 100% of the issued and outstanding shares of Better Solutions, Inc.'s common stock in exchange for unissued shares of our common stock to be issued to Better Solutions, Inc., so that Better
Solutions, Inc. will become our wholly owned subsidiary. The agreement: (a) is subject to satisfactory due diligence by all parties; (b) may be terminated prior to the closing date for any reason if Better Solutions, Inc. and Messrs.
Roup and McDonald deliver written notice to us of their intent to terminate it;
and (c) may be terminated by any party if any of the conditions precedent to the obligations of any of the parties to close has not been fulfilled as of the closing date or if any of the parties has breached any of the representations, warranties, covenants, or agreements contained in the agreement. In addition, if the agreement is terminated, it will become null and void and none of the parties shall have any liability regarding termination of the agreement. There is no assurance that we will be able to complete the acquisition of Better
Solutions, Inc.

If we complete the acquisition of Better Solutions, Inc., we plan to replace our management with Better Solutions, Inc.'s management, Messrs. Roup and McDonald, and implement Better Solutions, Inc.'s business operations into our existing business.

Our current business plans over the next twelve (12) months, regardless of whether or not we complete the acquisition of Better Solutions, Inc., is to update the design, graphics, and functional aspects of our website, increase the quantity of products that we sell by locating additional suppliers, establish an incentive program for our repeat customers, conduct limited advertising, and establish a database of articles about nutritional and homeopathic subjects.
Certain aspects of our plan of operations have been delayed due to our lack of financing. We may experience additional delays in our plan of operations unless we obtain financing. The time and cost involved to accomplish each of these milestones will vary. There are no assurances that we will have sufficient funds to accomplish these objectives or otherwise develop our business plans.

Risks Related to our Agreement with Better Solutions, Inc.

If we breach any material terms of the agreement with Better Solutions, Inc.
we will be subject to liability and possible judgments which would negatively affect our operations and financial condition.
If we breach any material terms contained in the Better Solutions Agreement, we may be subject to possible litigation or judgments and indemnifying and holding harmless Better Solutions, Inc. accordingly, should we breach the Better
Solutions agreement, our operations and financial condition will be negatively affected.

The closing of the Better Solutions, Inc. acquisition, if ever, may experience considerable delays, which subjects us to various risks.
Our agreement with Better Solutions, Inc. provides that the closing will occur no later than twenty days after Better Solutions, Inc. receives its certified audit. Accordingly, our acquisition of Better Solutions, Inc., if ever, may experience considerable delay which subjects us to the risks that there will be delays in incorporating Better Solutions, Inc. into our operations and whether the transaction will ever close.

Because our current management has no experience in assessing potential business acquisitions, the Better Solutions, Inc. acquisition may be unprofitable to our operations.
We rely exclusively upon the judgment of our Chief Executive Officer, Mr. Edward
Siceloff, to locate and select possible acquisition candidates; however, Mr.
Siceloff has no experience in evaluating the financial, operational and management components of potential business acquisitions. Accordingly, if our
Chief Executive Officer fails to conduct adequate due diligence into Better
Solutions, Inc. and we complete the acquisition of that company, we may be subject to the following risks:
o    Better  Solutions, Inc.'s business being uncomplimentary to our current business;
o    Diversion of our attention from our current nutritional product business;
o    Assumption of current or unforeseen liabilities of Better Solutions,  Inc., including any unforeseen legal claims against Better Solutions, Inc.; and
o    Better Solutions, Inc.'s failing to operate our business profitably.

The occurrence of any of these risks will negatively affect our operations and potential revenues and increase our losses.

Because Better Solutions, Inc.'s management has limited experience in the medical staffing business and no experience in our current business, we may be unsuccessful in becoming profitable.
Apart from operating its current medical staffing business for the past three years, Better Solutions, Inc.'s management has no experience in the medical staffing business and has no experience in our current business of selling nutritional products. Accordingly, we may be unsuccessful in marketing and distributing Better Solutions, Inc.'s services or in selling our current or future products, both of which would negatively affect our ability to become profitable.

If we complete the acquisition of Better Solutions, Inc., our management decisions will be made by its management; if we lose their services, our business may be negatively impacted.
If we complete the acquisition of Better Solutions, Inc., the success of our business would be dependent upon the expertise of Better Solutions, Inc.'s management, Messrs. Roup and McDonald, both of whom would be essential to our operations. In that event, Messrs. Roup and McDonald would control our business affairs and you would have to rely on their management decisions. Currently, we have no plans to enter into an agreement with Messrs. Roup and McDonald that would prevent them from leaving us, nor are there any current plans to obtain any "key man" life insurance relating to them. There is no assurance that we would be able to hire and retain other management with comparable experience to
Messrs. Roup and McDonald. As a result, should we complete the acquisition of
Better Solutions, Inc., the loss of either Mr. Roup or Mr. McDonald may have a materially adverse affect upon our business, including serious disruptions in our operations, failure to grow our business, and loss of potential revenues.

Better Solutions, Inc.'s business may subject us to damages and litigation costs which would negatively affect our potential profitability.
Better Solutions, Inc.'s business of placing healthcare professionals in healthcare facilities may subject us to possible healthcare related litigation claims alleging malpractice or negligence. Judgments that may be rendered against us and litigation related costs regarding any such healthcare related claims will negatively affect our potential profitability and may lead to increased losses.

If we incorporate medical staffing into our business, we may be unable to overcome the competitive advantages of medical staffing competitors, which would negatively affect our revenues.
The medical staffing business is highly competitive and includes thousands of companies located nationally, regionally and locally. Because many of these competitors have greater financial, marketing, and technical resources and larger customer bases than Better Solutions, Inc., we will have difficulties competing against these numerous competitors that are located in such fragmented markets. If we are unable to overcome these competitive disadvantages, our potential revenues will be negatively affected.

If we complete the acquisition of Better Solutions, Inc., there will be a change in our control which may be detrimental to our operations.
The acquisition of Better Solutions, Inc. will result in Better Solutions,
Inc.'s management/shareholders, Messrs. Roup and McDonald, obtaining approximately 90% of our common stock which will further result in the removal of our present officers and directors to be replaced with Better Solutions,
Inc.'s management. No assurance can be given as to the experience or qualifications of new management in the operation of any of our current or possible future activities.

Because you will have no vote on the Better Solutions, Inc. acquisition, you will have no participation in the decision to acquire Better Solutions, Inc.
Our shareholders will not be given the opportunity to vote on the acquisition of
Better Solutions, Inc. which is not required under our bylaws or the state law of the place of our incorporation, Florida. Under Florida law, a variety of corporate actions, including acquisitions, may be taken without shareholder approval or by holders of a majority of outstanding shares, without notice or approval by remaining shareholders. Thus, our shareholders will not have the opportunity to review, approve or consent to the terms of our acquisition agreement with Better Solutions, Inc., including the issuance of authorized but unissued shares of our common stock.

Acquiring Better Solutions, Inc. will require substantial costs which may lead to losses.
Acquiring Better Solutions, Inc. will result in substantial business expansion, legal and accounting costs. We may not have sufficient funds to implement our expansion plans and our increased costs may affect our ability to become profitable and increase our losses.

Our business may be adversely affected by regulatory costs affiliated with
Better Solutions, Inc.'s business, which would negatively affect our potential profitability.
The healthcare industry is subject to state and federal regulation pertaining to medically related licensure, operations, and payment for services and referrals.
Should we complete the acquisition of Better Solutions, Inc., our business may be subject to civil and/or criminal penalties, injunctions or cease and desist orders if we fail to comply with these regulations. These events, as well as increased regulation compliance costs and/or interruptions in our operations, will have an adverse affect on our potential profitability.

GOING CONCERN
We have experienced significant losses from our operations. From our inception to November 30, 2002, we have incurred a net loss of $179,690 and we have been unsuccessful in generating any revenues. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Failure to secure financing or to raise additional capital or borrow additional funds may result in depleting our available funds and being unable to pay our obligations.

REVENUES
Since our inception to November 30, 2002, we have generated no revenues. We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

LIQUIDITY AND CAPITAL RESOURCES.
As of November 30, 2002, we had limited cash capital resources of only $97.
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

Because we only have $97 of cash resources, we will need an additional $6,603
($6,700 - $97 = $6,603) to accomplish our operational goals.

Our current cash of $97 will not satisfy our cash requirements pertaining to any aspects of our plan of operations which require cash expenditures.

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
   10.6           Agreement with Better Solutions, Inc.*****
   15             Letter on unaudited interim financial information
   99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

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
**** Denotes previously filed exhibits to Form 8-K filed on September 30, 2002, hereby incorporated by reference.
***** Denotes previously filed exhibits to Form 8-K filed on January 6, 2003, hereby incorporated by reference.

(b) Reports on Form 8-K.
On September 3, 2002, we filed a Form 8-K regarding Item 9 of Form 8-K,
"Regulation FD Disclosure". Specifically, in that Form 8-K, and in connection with the new legislation that requires our Chief Executive Officer to certify periodic reports that contain financial statements, we attached as Exhibit 99.1 to the Form 8-K Current Report, the Certification of Edward G. Siceloff, our
President, Chief Executive Officer, Chief Financial Officer, and Principal
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

On January 6, 2003, we filed a Form 8-K regarding Item 1 of Form 8-K, "Changes in Control". Specifically, in that Form 8-K, we disclosed under Item 1 that we had entered into an agreement to acquire Better Solutions, Inc. The agreement was filed as an exhibit to the Form 8-K. If we complete the acquisition of
Better Solutions, Inc., there will be a change of our control.

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WORLD HEALTH ALTERNATIVES, INC.
                                  (Registrant)

January 20, 2003
/s/ Edward G. Siceloff
----------------------
Edward G. Sicleoff, President, Chief Executive Officer, Chief Financial Officer,
and Principal Accounting Officer Certifications

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Edward G. Siceloff, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of World Health
Alternatives, Inc.;

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
----------------------
Edward G. Siceloff
President, Chief Executive Officer, Chief Financial Officer, and Principal
Accounting Officer