Form 10QSB
period 2003-03-31
WORLD HEALTH ALTERNATIVES INC
filed 2003-05-16
CIK 1169709

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________

                        COMMISSION FILE NUMBER 333-84934

                         WORLD HEALTH ALTERNATIVES, INC.
             (Exact name of registrant as specified in its charter)

              Florida                                      04-3613924
(State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                       Identification No.)

             300 Penn Center Boulevard, Suite 201
                 Pittsburgh, Pennsylvania                  15235
          (Address of principal executive offices)       (Zip Code)

                                  412-829-7800
              (Registrant's telephone number, including area code)

            -                November 30 (Former Fiscal Year)
(Former Name, Former Address and Former Fiscal Year, if Changes Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ ]     No [X]

As of May 16, 2003, there were 40,575,400 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format:  Yes____  No____

                 World Health Alternatives, Inc. and Subsidiary

                                      INDEX

                       Part I. Financial Information                        Page

Item 1. Consolidated Financial Statements and Notes to Consolidated Financial
Statements
         (a) Condensed Consolidated Balance Sheets as of
             March 31, 2003 (unaudited) and December 31,
             2002 (Audited)                                                    3
         (b) Condensed Consolidated Statements of Operations
             for the Three Months Ended March 31, 2003
             and 2002 (unaudited)                                              4
         (c) Condensed Statement of Changes in Shareholders
             Equity for the three months ended March 31,
             2003 (unaudited)                                                  5
         (d) Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2003
             and 2002 (unaudited)                                              6
         (e) Notes to Condensed Consolidated Financial
             Statements (unaudited)                                            7

Item 2. Plan of Operations and Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            9

Item 3. Controls and Procedures                                               20

                           Part II. Other Information

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities                                                 21

Item 3. Defaults upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of Security Holders                   21

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      21

Signature and Certification

                          PART I. FINANCIAL INFORMATION
                 WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2003            2002*
                                                  ------------      ------------
Assets                                             (unaudited)

Current Assets
   Cash                                           $      3,870      $   64,864
   Accounts receivable                                 150,575         157,957
                                                  ------------      ------------
      Total current assets                             154,445         222,821
                                                  ------------      ------------
Property, Plant and Equipment, net                      62,329          43,360
                                                  ------------      ------------
Non-current assets
   Other current assets                                 28,953             515

      Total Assets                                $    245,727      $  266,696
                                                  ------------      ------------

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                               $     37,367      $   38,720
   Accrued liabilities                                  48,122          40,222
   Income taxes payable                                 27,000          27,000
   Note Payable                                        225,000               -
                                                  ------------      ------------
      Total Current Liabilities                        337,489         105,942

Stockholders' Equity
   Preferred stock,  $.0001 par value,
      100,000,000 shares authorized, none
      issued and outstanding                                 -               -
   Common stock, $.0001 par value,
      200,000,000 shares authorized
      40,575,400 and 33,000,000 shares
      issued and outstanding respectively                4,058           3,300
Additional paid-in capital                             154,300          12,558
Retained earnings (deficit)                           (250,120)        144,896
                                                  ------------      ------------
      Total Stockholders' Equity (deficit)             (91,762)        160,754
                                                  ------------      ------------

      Total Liabilities and Stockholders' Equity  $    245,727      $  266,696
                                                  ------------      ------------

*Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

                 WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                      2003              2002
                                                 -------------    -------------
Sales                                            $     942,887    $    627,585
Cost of Sale                                           625,609         393,803
                                                 -------------    -------------
Gross profit                                           317,278         233,782
Selling, marketing and administrative expenses         679,408         258,209
                                                 -------------    -------------
Operating loss                                        (362,129)        (24,427)
Other income (expense):
   Interest expense                                    (33,000)        (18,826)
   Interest income                                         114              11
                                                 -------------    -------------
   Total Other Income (expense)                        (32,886)        (18,815)
                                                 -------------    -------------
Loss before income taxes                              (395,016)        (43,242)
Income tax provision                                         -               -
                                                 -------------    -------------
Net loss                                         $    (395,016)   $    (43,242)
                                                 -------------    -------------
Per share of common stock:
Basic                                            $       (0.01)   $       0.00
                                                 -------------    -------------
Dilutive                                         $       (0.01)   $       0.00
                                                 -------------    -------------
Weighted average shares outstanding                 38,828,444       33,000,00
                                                 -------------    -------------

See accompanying notes to consolidated financial statements.

                 WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARY
                 Condensed Statement of Changes in Shareholders
          Equity for the three months ended March 31, 2003 (unaudited)

                                                                            Retained
                                       Common Stock       Additional        Earnings
                                    Shares     Amount   Paid-in Capital     (Deficit)        Total

Balance, December 31, 2002        33,000,000  $ 3,300      12,558         $  144,896     $  160,754

Common stock issued in
    share exchange                 4,725,400      473        (473)                 -              -

Common stock issued for services   2,850,000      285     142,215                  -        142,500

Net loss - March 31, 2003                  -        -           -           (395,016)      (395,016)
                                  ----------  -------    --------         -----------    -----------
Balance, March 31, 2003           40,575,400    4,058     154,300           (250,120)    $  (91,762)
                                  ----------  -------    --------         -----------    -----------

See accompanying notes to consolidated financial statements.

                 WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the Three Months
                                                                  Ended March 31,
                                                                --------------------
                                                           2003             2002
                                                         --------          ------
Cash Flows from Operating Activities:
  Net loss                                             $   (395,016)    $   (43,242)
                                                       -------------    ------------
  Adjustments to Reconcile Net Income to net Cash
  Used in operating activities:
    Depreciation of property plant and equipment              4,009           5,135
    Stock issued for services                               142,500               -
(Increase) decrease in:
    Accounts receivable                                       7,382          15,348
    Other current assets                                    (28,438)            761
Increase (decrease) in:
    Accounts payable                                         (1,353)         13,992
    Accrued liabilities                                       7,900          (2,839)
    Income taxes payable                                          -           1,420
                                                       -------------    ------------

Net Cash Used in Operating Activities                      (263,016)         (9,425)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment                   (22,978)         (7,578)
                                                       -------------    ------------

Cash Flows from Financing Activities:
    Proceeds from note payable                              225,000               -
    Loan proceeds, related party                                  -          35,200
                                                       -------------    ------------

Net Cash Provided by Financing Activities                   225,000          35,200
                                                       -------------    ------------

Net Increase (Decrease) in Cash and cash equivalents        (60,994)         18,197
Cash and cash equivalents, Beginning of Period               64,864           5,802
                                                       -------------    ------------
Cash and cash equivalents, End of Period               $      3,870     $    23,999
                                                       -------------    ------------
Supplementary disclosure of cash activities:
    Cash Paid for interest                             $      33,000    $    18,815
                                                       -------------    ------------
    Cash Paid for income taxes                         $          -     $         -
                                                       -------------    ------------

See accompanying notes to consolidated financial statements.

                 WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of World Health
Alternatives, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and
Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31,
2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that maybe expected for the year ending
December 31, 2003.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended
December 31, 2002, found in the Company's Form 10-KSB and Form 8-K.

NOTE 2 - LEASE OBLIGATIONS

The Company leases premises, automobiles and operating equipment under operating lease agreements with unrelated parties. Future minimum rental commitments under these noncancellable operating leases are as follows:

         For the Year Ending March 31,
-------------------------------------------------
             2003                  $    173,090
             2004                        52,340
             2005                         1,744
             2006                             -
             2007                             -
                                   ------------
Total minimum rental commitment    $    227,174
                                   ------------

NOTE 3 - SUBSEQUENT EVENT

In April 2003, a significant shareholder loaned the company $60,000 to fund operations. The loan is non-interest bearing and has no formal terms of repayment

                 WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 (continued)
                                   (UNAUDITED)

NOTE 4  - ACQUISITION OF BETTER SOLUTIONS, INC.

On February 20, 2003, the Company completed the acquisition of 100% of the outstanding common stock of Better Solutions, Inc. in exchange for 33,000,000 newly issued shares of our common stock. For accounting purposes, the acquisition will be treated as a recapitalization of the Company. The value of the net assets of the Companies after the acquisition was completed is the same as their historic book value

NOTE 5  - NOTE PAYABLE

On January 8, 2003, the Company entered into a promissory note agreement with
PNC Bank providing for a $250,000 revolving line of credit. Under the terms of the agreement, the Company is required to pay a 6.25% per annum interest rate on any unpaid principal balance. The note is secured by the personal property of the shareholders.

NOTE 6  -COMMON STOCK

During the quarter ending March 31, 2003, the Company issued 2,850,000 shares of common stock to consultants and attorneys. The Company valued the shares at
$0.05 per share. The Company recorded stock based compensation of $142,500.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following is a discussion and analysis of  a) our former and future Plan of Operations pertaining to our website; and b) financial condition and results of operations which should be read in conjunction with our financial statements and related notes appearing in this Form 10-QSB.

For purposes of this Management's Discussion and Analysis and Plan of
Operations, the words "we" or "our" refer to World Health Alternatives, Inc. and its wholly owned subsidiary, Better Solutions, Inc. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe,"
"expect," "may," "should," "anticipates," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our medical staffing business, including those risk factors contained in our Post Effective Registration
Statement.

Introduction
We were incorporated in the State of Florida in February 2002. On February 20,
2003, we acquired our wholly owned subsidiary, Better Solutions, Inc., in exchange for 33,000,000 shares of our common stock. As a result of our acquisition of Better Solutions, Inc.:
     o    Better Solutions, Inc. became our wholly owned subsidiary;
     o    Our previous officers and directors, Edward G. Siceloff and Joseph L.
          Prugh, resigned all positions they held with us;
     o    Richard E. McDonald became our President, Principal Financial Officer,
          Principal Accounting Officer, and Chairman of the Board of Directors;
     o    Marc D. Roup became our Chief Executive Officer and a Director;
     o    Edward G. Siceloff, our prior president and director, retired
          39,500,000 of the 40,003,000 shares held by him, after which he held
          503,000 shares of our common stock;
     o    Joseph L. Prugh, our prior director, retired 8,000,000 of the
          8,006,000 shares held by him, after which he held 6,000 shares of our common stock;
     o    We issued 16,500,000 shares of our common stock to Richard  E.
          McDonald;
     o    We issued 16,500,000 shares of our common stock to Marc D. Roup;
     o    As a result of the issuance of an aggregate amount of 33,000,000 shares of stock to Messrs. Roup and McDonald, and the retirement of
          47,500,000  shares by Messrs. Sicleoff and Prugh, a change in the voting control of our common stock occurred; and
     o    Better Solutions, Inc.'s medical staffing business became integrated into our business.

Upon completion of the acquisition, we changed our fiscal year end to Better
Solutions' fiscal year end of December 31.

As a result of the acquisition of Better Solutions, we now operate a medical staffing business under the name MedTech, which is a division of Better
Solutions. MedTech provides staffing services to hospitals and other healthcare related facilities.

OUR FORMER AND FUTURE PLAN OF OPERATIONS PERTAINING TO OUR WEBSITE
From our inception until April 17, 2003, our Plan of Operations was to develop our website based business of selling nutritional and related products. As indicated below, we have modified our business and Plan of Operations to sell website based advertising for companies involved in various markets, including nutritional products such as vitamins, herbs, amino acids and minerals, homeopathic products, sports clothing and equipment, organic and low carbohydrate foods, and candles, incense, and aromatherapy products. We have discontinued the sale of nutritional and related products.

Our Former Plan of Operations for Website Product Sales
We had planned to accomplish the following aspects of our Plan of Operations as indicated below in (1) - (8).We have also indicated below in (1) - (8), what has been and what has not been accomplished with our former Plan of Operations, the amount of funds which we devoted to each step, and why we failed to accomplish a specific step in our former plan:

(1) Enter into Agreements with Suppliers
Throughout our Plan of Operations, in order to select product suppliers, we had planned to conduct Internet research and review various nutritional wholesaler publications. Based on this research, we had planned to contact various companies and make supplier selections based upon cost, delivery requirements, and product selection. We had also planned to purchase wholesale catalogues and discuss with company representatives pertinent factors such as product availability, quality, selection, and delivery. There was no cost affiliated with this aspect to our Plan of Operations.

We located four suppliers of products for our initial website. During approximately March of 2002, we located Con Yeager Spice Company and Frontier
Herb Co-Op to furnish us with products on an as needed basis. We also located
Global HealthTrax, Inc. and EcoQuest International to furnish us with supplies pursuant to written agreements. We entered into written agreements with EcoQuest
International on April 8, 2002 and our president entered into an agreement with
Global HealthTrax, Inc. on our behalf on October 10, 2001, which was assigned to.
us on April 25, 2002.

We did not enter into agreements with any other suppliers because (a) we did not have any customer orders; and (b) many suppliers required that we agree to purchase a minimum amount of their products which we were not able to accommodate or produce.

(2) Update Design, Graphics and Functional Aspects of Website We had planned to update the design, graphics and functional aspects of our website on an ongoing and continual basis. To accomplish this planned step in our Plan of Operations, we planned to hire website consultants at an estimated cost of $3,500. During early 2002, we had spent $3,800 to develop our initial website and design, plus an additional $1,150 for further development; however, we have not spent any funds to update our website since that time. We originally planned to complete this aspect of our Plan of Operations by late January 2003; however, in March
2003, we stated that we did not anticipate completing this aspect until July
2003. We had contacted website consulting companies and received quotations to update and maintain certain functional components of our website; however, we did not complete this part of the Plan of Operations because at the time we did not have adequate cash flow to cover the expense associated with the updating and maintenance of the website.

(3) Advertise our Website
We had planned to seek low cost advertising of $50 to $150 per month through local publications such as local newspapers. We stated that we would begin this advertising in March 2003. We failed to accomplish anything regarding this planned step, and we did not place any advertisements. The reason that we failed to place such advertisements was our lack of financial resources to do so.

(4) Incentives to Our Existing Customers
We had planned to provide incentives to customers, such as free bottles of vitamins or discounts on products based on ordering a monthly supply of a product on an annual basis. We had planned to complete this aspect of our Plan of Operations by June 2002, but this was further delayed because we had not generated any revenues. We then anticipated that we would begin offering such incentives in March 2003, if we had revenues at that time. We failed to accomplish any aspect of this planned step because we never generated sufficient revenues or established a sufficient customer base to develop such secondary marketing efforts, upon which our accomplishment of this step was contingent.

(5) Establish Database of Specific Product Ingredients, Benefits, and Harmful
Effects
We had planned to establish and update a database of products and information about products on our website, including information pertaining to: (a) a listing of the ingredients of our products; (b) the potential health benefits of our products; and (c) the potential harmful effects of our products. We had planned to begin this planned aspect in February 2003 and continue throughout our Plan of Operations. The cost affiliated with this former planned aspect of our Plan of Operations is related to the $3,500 cost for hiring website consultants to implement and organize such information into our website. Our former president conducted Internet research on specific product ingredients, benefits, and harmful effects; however, no steps were completed to make that information available through the website nor were any funds spent for this specific purpose. The reason our management did not accomplish everything regarding this planned step is that we did not have the funds to do so.

(6) Establish Database of General Articles of Interest
We had planned to establish a database of general articles of interest pertaining to vitamins, minerals, herbs, spices, homeopathy, and aromatherapy.
We had planned to commence this aspect of our Plan of Operations in June 2002;
however, this step had been further delayed until March 2003. Our former
President had conducted Internet research from which he collected articles to be included; however, his research was more time consuming than originally anticipated and he failed to establish a sufficient number of articles that would provide a basis for a database of articles. The cost affiliated with this planned aspect was part of the expected $3,500 to hire website consultants. We have spent no funds to establish this database, and did not have sufficient funds to do so.

(7) Viral Marketing
We had planned to conduct viral marketing, which would have involved an equal exchange of like advertising services between us and other websites. We originally planned to commence this aspect of our Plan of Operations in July
2002, but this planned aspect was further delayed to April 2003, due to our inability to accomplish other aspects of our Plan of Operations. We did not anticipate any cost with this planned aspect. Former management failed to accomplish any aspect of this planned step in our Plan of Operations.

(8) Introduce our Homoeopathic Product Line
We had planned to attempt to establish agreements with suppliers of homeopathic products and to offer these homeopathic products on our website. Originally, we planned to commence this aspect of our plan of operations in July 2002. This aspect of our Plan of Operations had been delayed until an anticipated date of
May 2003 or until such time that we completed the updating of our website. We did not anticipate any direct costs affiliated with this aspect of our Plan of
Operations; however, since it was contingent upon updating our website, which would have cost $3,500 for website consultants, we would have had indirect costs affiliated with this step. Nonetheless, we failed to accomplish any aspect of this planned step in our Plan of Operations.

Why We are Discontinuing Product Sales on Our Website
Our current President, Richard McDonald, had conducted an initial evaluation of the website product sales operation during December of 2002 when he was negotiating with our then President, Mr. Siceloff, regarding our possible acquisition of Better Solutions, Inc. At that time, our new President had not completed an exhaustive evaluation of our website operations, and he anticipated that we would continue to sell the same products which had been offered on our website; however, after he conducted a thorough evaluation of the website operations in March 2003, we decided to discontinue the website product sales business.

Our Website Advertising Business
We plan to take none of our originally planned steps which had been directed towards the sale of the approximately 1,500 nutritional and related products.
After reviewing the market conditions, cash flow and possible liability associated with the sale of these products, we have decided to transform the website into a hosting site for advertising within various markets, including nutritional products such as vitamins, herbs, amino acids and minerals, homeopathic products, sports clothing and equipment, organic and low carbohydrate foods, and candles, incense, and aromatherapy products. We will offer advertisement space for companies that offer these products for sale. We will continue to maintain the domain name, www.worldhealthalternatives.com. We have determined that, although the market for these products is strong and emerging, it carries too much potential liability for the direct sale of the products themselves. A more conservative and less litigious route would be to aid other companies in the direct distribution of these products by way of advertising their sites on our website and helping drive traffic to their web sites.

Our Future Plan of Operations to Develop a Website Based Advertising Business
Current management plans to attempt to locate companies that will purchase advertising on our website for a monthly fee in the following product categories: nutritional products, such as vitamins, herbs, amino acids and minerals; homeopathic products; sports clothing and equipment; organic and low carbohydrate foods; and candles, incense, and aromatherapy products. Because our clients will be charged a flat fee per month based on the length of their agreement and the size of their advertisement, our fees will be similar to print or newspaper advertising. We anticipate charging between $80 to $120 per month to be featured on our website. We believe that our advertising based business will eliminate or vastly reduce the potential liability associated with selling these products directly, but still allow us to do business in these popular markets. Current management plans to organize the new website in such a way to categorize different aspects within the various product lines to make it easy for a consumer to be directed to a supplier or retailer that specializes in the products they are searching for and also to help potential consumers gather and research information on these products.

Richard McDonald, our President, will spend approximately 5 hours per week to supervise the website transformation and oversee the website based advertising business, and later will appoint or hire a manager to undertake the responsibilities of overseeing our website advertising business. We plan to use
4 of our sales representatives that sell our healthcare staffing services to offer our website based advertising. Each sales representative will spend approximately 4 hours per week to offering these advertising services and to call upon our healthcare related database of clients to obtain possible sales leads.

We will conduct our Plan of Operations from May 2003 to May 2004, as follows:

May 2003 to May 2004
Design of Website
Our healthcare staffing business has an in-house graphic designer who is currently designing our initial renovated website. Our President and graphic designer will continuously evaluate the design of our website and our graphic designer will update the design based on that evaluation. Most of the content for our website will be derived from the actual advertisements submitted to us by our clients. Essentially, we will be providing the folder for our advertising clients to put their content material in, and our programmers and web hosting company will be incorporating the advertisement into the folder.

May 2003 to May 2004
Website Hosting and Maintenance
We contacted several web hosting and maintenance companies to host and maintain our website for our advertising based business. By June, 2003, we plan to use
Internic.com for our web hosting and maintenance on a month to month basis, at a cost of $19.95 per month. We do not have a written agreement with Internic.com, nor are we required to do so.

June 2003
Transformation of our Website into an Advertising Business
We plan to transform our website at www.worldhealthalternatives.com by June of
2003. We plan to use the services of Charactersink.com at a cost of $40 per hour to accomplish this transformation; however, to date we do not have an agreement with Charactersink.com. We plan to enter into an agreement with
Charactersink.com before June 2003. We estimate that the total approximate cost of these services will be $2,000.

June 2003
Website Sales Brochure
Our sales presentation will consist of a tri-fold brochure which will be available on our website in electronic and print formats. The brochure will describe our services and illustrate the advertising costs as well as the contract terms. Richard McDonald, our President, is currently providing and creating the content for the brochure. Our graphic designer is currently working on the design of the brochure. We plan to complete the brochure by June 2003.
Because our employees will accomplish the design and content of the brochure, we do not anticipate any material costs associated with this step in our Plan of
Operations.

June 2003 to May 2004
Advertisement Sales
We plan to begin offering our advertising services by June 2003. We plan to use four of our sales representatives that sell our healthcare staffing services to offer our website based advertising, each of which will spend approximately four hours per week to offer these advertising services and to call upon our healthcare related database of clients involved to obtain possible sales leads.
Sales representatives will be compensated strictly on a 4% commission of the gross sales amount. We also plan to contact similar suppliers and distributors of the former operating website to offer our advertising services.

June 2003 to May 2004
Advertising our Services and Increase Website Traffic
We plan to use the promotional services of Ultimate Promotion.com to list our website name on search engines. We also plan to use the advertising services of
Ultimate Promotion.com to get our website listed on other websites through the use of hyperlinks and banner advertising. Ultimate Promotion.com's uses banner advertising on websites that have an audience that could be our potential clients. For instance, Ultimate Promotion.com may place an advertisement for our website on a third party's website which will in turn drive traffic to our website. We will then direct traffic to less advertised websites that sell their products directly to consumers. Our current management plans to spend approximately $200 per month to advertise and promote the new website or an annual cost of $2,400. Our in-house graphic design artist is currently preparing items to be presented to Ultimate Promotions.com, Inc. for our definitive price quote and written agreement. We do not have a completed contract with Ultimate
Promotions.com, Inc. as of May 19, 2003; however we plan to complete a contract with Ultimate Promotion.com before June of 2003.

March 2004
Add User Function to Post Reviews and Ratings
In March 2004, we plan to add a user function that will include the ability for customers to post reviews and ratings of the website product suppliers they were directed to, or from which they have purchased products.

May 2004
Hiring Manager to Oversee Website Operations

Richard McDonald, our President, plans to appoint or hire a manager to undertake the responsibilities of overseeing our website operations at an estimated annual salary of $35,000. Our manager will be responsible for:
     o    Overseeing the sales presentations of our sales representatives;
     o    Continually modifying the sales presentations to make necessary improvements;
     o    Reviewing possible agreements and services of website consultants and advertisers to promote our website advertising business; and
     o    Continually reviewing and evaluating our website content and design to make any necessary improvements.

Richard McDonald, our President, will oversee the work of the manager and will no longer spend approximately 5 hours per week to oversee the website advertising component of our business.

Subscription Fees
If and only if we have generated revenues from at least 50 website retailers that market nutritional products such as vitamins, herbs, amino acids and minerals, homeopathic products, sports clothing and equipment, organic and low carbohydrate foods, and candles, incense, and aromatherapy products, we may explore the feasibility of instituting a subscription service to our website in which we would charge a subscription fee of $3.95 to $9.95 per month to our website retailer clients to obtain our advertising services.

Comparative Pricing Database
If and only if we have generated revenues from at least 50 website retailers that market the above products, we will begin establishing a database that compares the prices of various retailers regarding various products. This database will be equipped to provide relevant product information regarding our client's products and provide the ability for consumers to perform comparative shopping searches. If we begin establishing such a database in May 2004, we do not expect to complete the database, which will be updated on a continual basis, until September 2004.

Future Cash Needs
The estimated costs associated with website advertising business during our Plan of Operations from May 2003 to May 2004 are:
------------------------------------------------------------------------ ---------
                                                                         Estimated
Description                                                                costs
------------------------------------------------------------------------ ---------
Website hosting and maintenance                                           $  960
------------------------------------------------------------------------ ---------
Transformation of website into website advertising business               $2,000*
------------------------------------------------------------------------ ---------
Agreement with a website advertising company to increase website traffic  $1,440
------------------------------------------------------------------------ ---------
Agreement with a website advertising company to advertising our services  $2,400
------------------------------------------------------------------------ ---------
Manager to oversee website operations                                     $2,916**
------------------------------------------------------------------------ ---------
Total estimated costs                                                     $9,176
------------------------------------------------------------------------ ---------
*$2,000 estimate is based on the medium figure between an estimate rate of between $1,800 and $2,000.
**$2,916 salary figure is based on the manager's annual salary of $35,000, only during May 2004, the last month of our Plan of Operations and the month in which we anticipate hiring the manager.

We believe that our cash balance of $154,000 as of April 21, 2003, together with our existing credit lines totaling $500,000, and expected future cash flows from our operating activities in the medical staffing business based on past cash flow, will be sufficient for us to meet our current and future financial obligations related to our website advertising business, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next 12 months at our current growth rate. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities and increased growth if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002
Sales. Sales for the three months ended March 31, 2003 increased by 50% to
$942,887 from $627,585 for the three months ended March 31, 2002. This increase was primarily due to additional hourly consulting service revenue generated by our Pittsburgh, Pennsylvania Better Solutions office. In addition, our new
Cleveland, Ohio and Boca Raton, Florida Better Solution offices began generating hourly consulting service revenue in November 2002 and January 2003, respectively, but were unprofitable during the first quarter of 2003.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses, and income tax. For the three months ended March 31, 2003 and 2002, respectively, our gross profit was
$317,278 and $233,782, which represents a 36% increase. The increase in gross profit is due to our increased revenues. The gross profit as a percentage of sales decreased to 33.6% for the three months ended March 31, 2003, from 37.3%
for the three months ended March 31, 2002. The 3.7% decrease of the gross profit as a percentage of revenues is attributed to additional negotiated contracts during the current period ended March 31, 2003, which are at a lower margin, causing a reduction in the total gross profit percentage for the current period.

Selling, Marketing, and Administrative Expenses. Selling, marketing and administrative expenses increased to $679,409 from $258,208 for the three months ended March 31, 2003 and 2002, respectively, representing a 163% increase in such expenses. The majority of this increase was due to: (a) $174,215 of operating costs associated with the opening of our new offices in Cleveland,
Ohio and Boca Raton, Florida; (b) $130,000 in expenses for services associated with our merger with Better Solutions; and (c) approximately $65,000 of legal and accounting costs associated with this merger and related Securities and
Exchange Commission filings. The remaining $52,000 increase in selling, marketing and administrative expenses was due to additional overhead costs associated with operating our existing business.

Interest  Expense.  Interest  expense  increased to $33,000 from $18,826 for the three months ended March 31, 2003 and 2002,  respectively.  This 75% increase in interest  expense is due to: (a) additional use of our factoring  arrangement to fund our operations;  and (b) borrowing on our line of credit during the current period ending March 31, 2003.

Operating Loss. Operating losses increased to $362,129 from $24,427 for the three months ended March 31, 2003 and 2002, respectively. This 1382% increase in our operating loss is a direct result of our increased expenses as discussed above.

Liquidity and Capital Resources

Cash decreased by $60,994, to $3,870 from $64,864 for the three months ended
March 31, 2003 and 2002. The decrease in cash during the first three months of
2003 is attributable to cash outflows from operations of $263,016 and $22,978 of cash outflows associated with investing activities. These cash outflows were partially offset by $225,000 of cash inflows from financing activities.

Cash used by operating activities totaled $263,016 in the three months ended
March 31, 2003. Cash outflows included the $252,500 loss, net of $142,500 non-cash stock issued for services in the current quarter and a $28,438 increase in other non-current assets due to rental deposits required at the newly opened
Cleveland, Ohio and Boca Raton, Florida offices. These cash outflows were partially offset by cash inflows, including a $7,382 decrease in accounts receivables and a $7,900 increase in accrued liabilities due to the timing of our payroll payments.

Cash used by investing activities totaled $22,978 in the three months ended
March 31, 2003 and related to the purchase of property, plant and equipment to furnish our new branch offices in Cleveland, Ohio and Boca Raton, Florida.

Cash inflows from financing activities were due to net borrowings of $225,000 on the line of credit.

During the three months ended March 31, 2002, our cash increased by $18,197 to
$23,999.

The increase in cash and short-term investments during the first three months of
2002 is attributable to cash outflows from operations of $9,425 and $7,578 of cash outflows associated with investing activities. These cash outflows were more than offset by $35,200 of cash inflows from financing activities.

Cash used by operating activities totaled $9,425 in the three months ended March
31, 2002. Cash outflows included the $43,242 loss in the prior quarter and a
$2,839 decrease in accrued liabilities. These cash outflows were partially offset by cash inflows including a $15,340 decrease in accounts receivable, and a $13,992 increase in accounts payable.

Cash used by investing activities totaled $7,578 in the three months ended March
31, 2002 and related to the purchase of property, plant and equipment for our
Pittsburgh, Pennsylvania operation.

Cash inflows from financing activities were due to $35,200 of loan proceeds from a related party.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief
Executive Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II-- OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to dispute and litigation in the ordinary course of our business.
None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

ITEM 2. Changes in Securities
Not Applicable

ITEM 3. Defaults upon Senior Securities
Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
Not Applicable

ITEM 5. Other Information
Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

                  EXHIBIT INDEX                             Pages of Sequential
            Exhibit No. and Description                      Numbering System

Exhibit 99.1    Certification Pursuant To 18 U.S.C. Section 1350, As Amended
Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

On January 6, 2003, the registrant filed a Form 8-K which included as an exhibit the Agreement and Plan of Share Exchange between World Health Alternatives and
Better Solutions

On February 26, 2003, the registrant filed a Form 8-K under Item 1, "Change in
Control of Registrant", regarding the acquisition of Better Solutions, Inc.

On April 16, 2003, the registrant filed a Form 8-K/A indicating under Item 8,
"Change in Fiscal Year", regarding the change in our fiscal year from November 30 to December 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WORLD HEALTH ALTERNATIVES, INC.

                                                       By /s/Richard E. McDonald
                                                             Richard E. McDonald
                                        Chairman and Principal Financial Officer

                                                              By /s/Marc D. Roup
                                                                    Marc D. Roup
                                            Chief Executive Officer and Director

                                                            Date: May 16th, 2003

                                  CERTIFICATION

    I, Richard McDonald, certify that:

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

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for World Health Alternatives,
     Inc. and have:

(a)  Designed such disclosure controls and procedures to ensure that material information relating to World Health Alternatives, Inc. is made known to me by others within the Company, particularly during the period in which the periodic reports are being prepared;
(b)  Evaluated the effectiveness of World Health Alternatives, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report ("Evaluation Date"); and
(c)  Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the
     Evaluation Date;

5.   I have disclosed, based upon their most recent evaluation, to World Health
     Alternatives, Inc.'s auditors and the audit committee of the Company's
     Board of Directors:

(a)  All significant deficiencies in the design or operation of internal controls which could adversely affect World Health Alternatives, Inc.'s ability to record, process, summarize and report financial data and have identified for World Health Alternatives, Inc.'s auditors any material weaknesses in internal control, and
(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in World Health Alternatives, Inc.'s internal controls, and

6.   I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       By /s/Richard E. McDonald
                                                             Richard E. McDonald
                                                                      President,
                                                    Principal Financial Officer,
                                                   Principal Accounting Officer,
                                              Chairman of the Board of Directors

                                                              Date: May 16, 2003

                                  CERTIFICATION

    I, Marc Roup, certify that:

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

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for World Health Alternatives,
     Inc. and have:

(a)  Designed such disclosure controls and procedures to ensure that material information relating to World Health Alternatives, Inc. is made known to me by others within the Company, particularly during the period in which the periodic reports are being prepared;
(c)  Evaluated the effectiveness of World Health Alternatives, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report ("Evaluation Date"); and
(c)  Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the
     Evaluation Date;

5.   I have disclosed, based upon their most recent evaluation, to World Health
     Alternatives, Inc.'s auditors and the audit committee of the Company's
     Board of Directors:

(a)  All significant deficiencies in the design or operation of internal controls which could adversely affect World Health Alternatives, Inc.'s ability to record, process, summarize and report financial data and have identified for World Health Alternatives, Inc.'s auditors any material weaknesses in internal control, and
(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in World Health Alternatives, Inc.'s internal controls, and

6.   I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                              By /s/Marc D. Roup
                                                                    Marc D. Roup
                                            Chief Executive Officer and Director

                                                            Date: May 16th, 2003

