Form 10QSB
period 2003-06-30
WORLD HEALTH ALTERNATIVES INC
filed 2003-08-13
CIK 1169709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-84934

                         WORLD HEALTH ALTERNATIVES, INC.
             (Exact name of registrant as specified in its charter)

              Florida                                    04-3613924
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

             300 Penn Center Boulevard, Suite 201
                 Pittsburgh, Pennsylvania                  15235
          (Address of principal executive offices)       (Zip Code)

                                  412-829-7800
              (Registrant's telephone number, including area code)

                                 Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

As of August 12, 2003, there were 40,513,900 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                 World Health Alternatives, Inc. and Subsidiary

                                      INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements and Notes to
Consolidated Financial Statements                                   3

Item 2. Plan of Operations and Management's Discussion and
Analysis of Financial Condition and Results of Operations           4

Item 3. Controls and Procedures                                    15

Part II. Other Information

Item 1. Legal Proceedings                                          16

Item 2. Changes in Securities                                      16

Item 3. Defaults upon Senior Securities                            16

Item 4. Submission of Matters to a Vote of Security Holders        16

Item 5. Other Information                                          16

Item 6. Exhibits and Reports on Form 8-K                           16

PART I. FINANCIAL INFORMATION

                         WORLD HEALTH ALTERNATIVES, INC.

                         CONDENSED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                TABLE OF CONTENTS

Condensed Financial Statements:

     Condensed Balance Sheets at June 30, 2003 (Unaudited)
       and December 31, 2002 (Audited).......................................1

     Condensed Statements of Income for the three and six
       months ended June 30, 2003 and 2002 (Unaudited).......................2

     Condensed Statement of Changes in Shareholders' Equity
       (deficit) for the six months ended June 30, 2003 (Unaudited)..........3

     Condensed Statements of Cash Flows for the six months
       ended June 30, 2003 and 2002 (Unaudited)..............................4

Notes to Condensed Financial Statements......................................5

WORLD HEALTH ALTERNATIVES, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

                                                       June 30,       December 31,
                                                         2003             2002*
                                                   --------------    --------------
                                     ASSETS
Current assets:
   Cash                                            $       38,374    $       64,864
   Accounts receivable                                    158,708           157,957
                                                   --------------    --------------
        Total current assets                              197,082           222,821
                                                   --------------    --------------

Property, plant and equipment, net                         59,446            43,360

Non-current assets:
   Other current assets                                    29,304               515
                                                   --------------    --------------

        Total assets                               $      285,832    $      266,696
                                                   ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $        6,150    $       38,720
   Accrued liabilities                                     93,646            40,222
   Loan Related Party                                      96,350               -
   Income taxes payable                                       -              27,000
                                                   --------------    --------------
        Total current liabilities                         196,146           105,942
                                                   --------------    --------------
Long Term Liabilities:
   Note Payable                                           250,000               -
                                                   --------------    --------------
        Total long term liabilities                       250,000               -
                                                   --------------    --------------

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock, $.0001 par value,
     100,000,000 shares authorized, none
     issued and outstanding                                   -                 -
   Common stock,  $.0001 par value,
     200,000,000 shares authorized;
   39,332,900 and 33,000,000 shares issued
     and outstanding, respectively                          3,933             3,300
   Additional paid in capital                              92,300            12,558
   Retained earnings (deficit)                           (256,547)          144,896
                                                   --------------    --------------
        Total shareholders' equity (deficit)             (160,314)          160,754
                                                   --------------    --------------

        Total liabilities and shareholders'
          equity (deficit)                         $      285,832    $      266,696
                                                   ==============    ==============

*The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See accompanying notes to financial statements
                                      F-1

WORLD HEALTH ALTERNATIVES, INC.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                           Three months ended            Six months ended
                                                June 30,                     June 30,
                                           2003          2002           2003          2002
                                       ------------  ------------   ------------  ------------
Sales                                  $    842,352  $    674,423   $  1,785,239  $  1,301,497
Cost of sales                               510,038       438,505      1,135,647       832,307
                                       ------------  ------------   ------------  ------------
Gross profit                                332,314       235,918        649,592       469,190
Selling, marketing, warehouse
  and administrative expenses               327,973       183,225      1,007,380       433,288
                                       ------------  ------------   ------------  ------------

Operating income n(loss)                      4,341        52,693       (357,788)       35,902
Other income (expense):
   Interest expense                         (37,787)      (15,404)       (70,787)      (34,220)
   Interest income                               19           309            132           831
                                       ------------  ------------   ------------  ------------

        Total other income (expense)        (37,768)      (15,095)       (70,655)      (33,389)
                                       ------------  ------------   ------------  ------------
Income (loss) before income taxes           (33,427)       37,598       (428,443)        2,513
                                       ------------  ------------   ------------  ------------

Income tax provision                         27,000           -           27,000           -
                                       ------------  ------------   ------------  ------------
Net income loss                        $     (6,427) $     37,598   $   (401,443) $      2,513
                                       ============  ============   ============  ============
Net income loss per share - basic
  and diluted                          $      (0.00) $       0.00   $      (0.01) $       0.00
                                       ============  ============   ============  ============
Weighted average number of shares
  - basic and diluted                    38,986,704    33,000,000     38,909,046    33,000,000
                                       ============  ============   ============  ============

          See the accompanying notes to condensed financial statements
                                      F-2

WORLD HEALTH ALTERNATIVES, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS'EQUITY DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

                                                                            Retained
                                          Common Stock       Additional     Earnings
                                      Shares      Amount   Paid-in Capital  (Deficit)    Total
                                   ------------  --------  ---------------  ---------  ---------
Balance, December 31, 2002           33,000,000  $  3,300       12,558      $ 144,896  $ 160,754

Common stock issued in
  share exchange                      4,725,400       473         (473)           -          -

Common stock issued for services      3,357,500       335      167,540            -      167,875

Common stock cancelled               (1,750,000)     (175)     (87,325)           -      (87,500)

Net loss - June 30, 2003                    -         -            -         (401,443)  (401,443)
                                   ------------  --------  ---------------  ---------  ---------

Balance, June 30, 2003               39,332,900  $  3,933       92,300       (256,547) $(160,314)
                                   ============  ========  ===============  =========  =========

            See accompanying notes to condensed financial statements
                                      F-3

WORLD HEALTH ALTERNATIVES, INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                             2003            2002
                                         -----------     -----------
Cash flows from operating activities:
   Net income                            $  (401,443)    $     2,513
   Adjustments to reconcile net income
     to net cash used in operating
     activities:
        Depreciation of property,
         plant and equipment                   8,366           6,842
        Stock issued for services             80,375             -
        (Increase) decrease in:
           Accounts receivable                  (751)          2,911
           Other current assets              (28,789)          1,531
        Increase (decrease) in:
           Accounts payable                  (32,570)          7,734
           Accrued liabilities                53,424           9,849
           Income taxes payable              (27,000)         (6,737)
                                         -----------     -----------
Net cash provided by (used in)
  operating activities                      (348,388)         24,643
                                         -----------     -----------
Cash flows from investing activities:
   Purchases of property, plant
     and equipment                           (24,452)        (16,112)
                                         -----------     -----------
Cash flows from financing activities:
   Proceeds from note payable                250,000             -
   Loan proceeds, related party               96,350          35,200
                                         -----------     -----------
Net cash provided by financing activities    346,350          35,200
                                         -----------     -----------
Net increase (decrease) in cash and
  cash equivalents                           (26,490)         43,731
Cash and cash equivalents,
  beginning of year                           64,864           5,802
                                         -----------     -----------
Cash and cash equivalents,
  end of year                            $    38,374     $    49,533
                                         ===========     ===========

Supplementary disclosure of cash
activities:

   Cash paid for interest                $    70,787     $    34,220
                                         ===========     ===========
   Cash paid for income taxes            $       -       $       -
   Cancelled common stock                $    87,500     $       -
                                         ===========     ===========

            See accompanying notes to condensed financial statements
                                      F-4

WORLD HEALTH ALTERNATIVES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of World Health
Alternatives, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and
Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31,
2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that maybe expected for the year ending
December 31, 2003.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended
December 31, 2002, found in the Company's Form 10-KSB and Form 8-K.

NOTE 2 - RELATED PARTY LOAN

In the second quarter of 2003, a significant shareholder loaned the company
$96,350 to fund operations. The loan is non-interest bearing and has no formal terms of repayment.

NOTE 3 - ACQUISITION OF BETTER SOLUTIONS, INC.

On February 20, 2003, the Company completed the acquisition of 100% of the outstanding common stock of Better Solutions, Inc. in exchange for 33,000,000 newly issued shares of our common stock. For accounting purposes, the acquisition was treated as a recapitalization of the Company. The value of the net assets of the Companies after the acquisition was completed is the same as their historic book value.

NOTE 4 - NOTE PAYABLE

On January 8, 2003, the Company entered into a promissory note agreement with
PNC Bank providing for a $250,000 revolving line of credit. Under the terms of the agreement, the Company is required to pay a 6.25% per annum interest rate on any unpaid principal balance. The note matures on January 8, 2005 and is secured by the personal property of the two majority shareholders of the Company.

NOTE 5 - COMMON STOCK

During the six month period ending June 30, 2003, the Company issued 3,357,500 shares of common stock to consultants and attorneys. The Company valued the shares at $0.05 per share and recorded stock based compensation of $167,875. The
Company then cancelled 1,750,000 shares of common stock issued to a consultant, valued at $0.05 per share and recorded an adjustment to stock based compensation of $87,500.

                                      F-5

Item 2. Management's Discussion and Analysis or Plan of Operations

The following is a discussion and analysis of a) our former and future Plan of
Operations pertaining to our website advertising business; and b) financial condition and results of operations pertaining to our medical staffing business which should be read in conjunction with our financial statements and related notes appearing in this Form 10-QSB.

For purposes of this Management's Discussion and Analysis and Plan of
Operations, the words "we" or "our" or "the Company" refer to World Health
Alternatives, Inc. and its wholly owned subsidiary, Better Solutions, Inc. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should," "anticipates," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our medical staffing and website advertising businesses, including those risk factors contained in our Post Effective Registration Statement which may be reviewed at www.sec.gov.

PLAN OF OPERATIONS PERTAINING TO OUR WEBSITE ADVERTISING BUSINESS

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

Our Former Plan of Operations for Website Product Sales until April 17, 2003.

We had planned to accomplish the following aspects of our Plan of Operations as indicated below in (1) - (8). We have also indicated below in (1) - (8), what has been and what has not been accomplished with our former Plan of Operations, the amount of funds which we devoted to each step, and why we failed to accomplish a specific step in our former plan:

(1) Enter into Agreements with Suppliers
Throughout our Plan of Operations, in order to select product suppliers, we had planned to conduct Internet research and review various nutritional wholesaler publications. Based on this research, we had planned to contact various companies and make supplier selections based upon cost, delivery requirements, and product selection. We had also planned to purchase wholesale catalogues and discuss with company representatives pertinent factors such as product availability, quality, selection, and delivery. There was no cost affiliated with this aspect of our Plan of Operations.

We entered into agreements with four suppliers of products for our initial website. During approximately March of 2002, we entered into verbal agreements with Con Yeager Spice Company and Frontier Herb Co-Op to furnish us with products on a per order basis. We also entered into written agreements with
Global HealthTrax, Inc. and EcoQuest International to furnish us with products on an as-needed basis. We entered into a written agreement with EcoQuest
International, Inc. on April 8, 2002 and our former president entered into a written agreement with Global HealthTrax, Inc. on October 10, 2001, which was assigned to us on April 25, 2002.

We did not enter into agreements with any suppliers other than Con Yeager Spice
Company, Frontier Herb Co-Op, Global HealthTrax, Inc. and EcoQuest International
because (a) we did not have any customer orders; and (b) many suppliers required that we agree to purchase a minimum amount of their products which we were not able to accommodate or produce.

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

Why We Discontinued Product Sales on Our Website
Our current President, Richard E. McDonald, had conducted an initial evaluation of the website product sales operation during December of 2002 when he was negotiating with our then President, Mr. Siceloff, regarding our possible acquisition of Better Solutions, Inc. At that time, our new President had not completed an exhaustive evaluation of our website operations, and he anticipated that we would continue to sell the same products which had been offered on our website; however, after he conducted a thorough evaluation of the website operations in March 2003, we decided to discontinue the website product sales business.

Our Current Website Advertising Business
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

Our Plan of Operations for our Website Advertising Business
Current management plans to attempt to locate companies that will purchase advertising on our website for a monthly fee in the following product categories: nutritional products, such as vitamins, herbs, amino acids and minerals; homeopathic products; sports clothing and equipment; organic and low carbohydrate foods; and candles, incense, and aromatherapy products. Because our clients will be charged a flat fee per month based on the length of their agreement and the size of their advertisement, our fees will be similar to print or newspaper advertising. We anticipate charging between $65 to $120 per month to be featured on our website. We believe that our advertising based business will eliminate or vastly reduce the potential liability associated with selling these products directly, but still allow us to do business in these popular markets. Current management plans to organize the new website in such a way to categorize different aspects within the various product lines to make it easy for a consumer to be directed to a supplier or retailer that specializes in the products they are searching for and also to help potential consumers gather and research information on these products.

From May 2003 to August 7, 2003, we accomplished the following in our website advertising business related Plan of Operations:

From February 2003 to May 2003, Richard E. McDonald, our President spent approximately 5 hours per week supervising the development of our renovated website.

May 2003
Design of Website
Our healthcare staffing business has an in-house graphic designer who completed the design of our renovated advertising website. We completed the new design of our website in June of 2003 and made the site functional in July of 2003. Our
President and graphic designer will continuously evaluate the design of our website and our graphic designer will update the design based on that evaluation. Most of the content for our website will be derived from the actual advertisements submitted to us by our clients. We will be providing the website folder for our advertising clients to put their content material in, and our programmers and web hosting company will be incorporating the advertisement into the folder.

May 2003
Website Hosting and Maintenance
We contacted several web hosting and maintenance companies to host and maintain our website for our advertising based business. On May 1, 2003, we began using the services of Internic.com for our web posting and maintenance on a month to month basis, at a cost of $19.95 per month. We do not have a written agreement with Internic.com, nor are we required to do so to obtain their services.
Internic advertises and lists our website through 57 different search engines and regularly updates and maintains the listing. We also entered into an agreement with Infranet in May 2003 to provide the actual web hosting for the website. We pay Infranet $297 every 3 months for the hosting service.

May 2003
Website Sales Brochure
Our sales presentation consists of a tri-fold brochure which can be requested on our website or by calling our corporate office. The brochure is available in both electronic and print formats. The brochure describes our services and illustrates the advertising costs as well as our contract terms. Richard E.
McDonald, our President, completed the narrative content for the brochure in May of 2003. In May of 2003, our graphic designer completed the final design of the brochure. Because our employees accomplished the design and content of the brochure, we did not have any material costs associated with this step in our
Plan of Operations.

June 2003
Advertisement Sales
During June of 2003, we began offering our advertising services for placement of advertising on our website. We placed our first customer advertisement on our website on July 31, 2003. In June 2003, we began using four of our sales representatives that sell our healthcare staffing services to offer our website advertising services, each of which spends approximately four hours per week to offer these advertising services and to call upon our healthcare related database of clients to obtain possible sales leads. Sales representatives are compensated strictly on a 4% commission of the gross sales amount. We also plan to contact similar suppliers and distributors of the former operating website to offer our advertising services.

June 2003
Advertising our Services and Increase Website Traffic
On June 30, 2003, we ceased negotiations of our proposed agreement with Ultimate
Promotion.com to list our website name on search engines. We were able to avoid this expense by adding the additional service through Internic, who currently lists our website name and address on 57 search engines. The additional cost to be listed in all search engines was only $99.00 per year and was a substantial savings compared to Ultimate Promotion.com's proposed services.

June 2003 - July 2003
Transformation of our Website into an Advertising Business
During June and July 2003, we transformed our website at www.worldhealth
alternatives.com into an advertising business. Our website became operational on July 31, 2003. We used the services of Charactersink.com to accomplish this transformation in accordance with our written agreement with Charactersink.com dated May 1, 2003. Our total cost of the services of Charactersink was $1,400.

On July 1, 2003, we appointed Andy Harmon, one of our existing medical staffing employees, to be the manager of our website advertising business. Mr. Harmon will spend approximately five hours per week to oversee our website operations.
Mr. McDonald will no longer spend 5 hours per week on our website advertising business, but instead will oversee Mr. Harmon's responsibilities in connection with this business. Mr. McDonald will spend 2 hours per month on our website operations. Mr. Harmon is currently an employee of our subsidiary, Better
Solutions, Inc. Mr. Harmon is responsible for:
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

We plan to do the following in our Plan of Operations over the 12 month period from August 2003 through August 2004:

Continued Advertising Sales Efforts
From August 2003 through August 2004, we will attempt to obtain additional advertising customers through our sales representatives and increase the number of banner advertisements and other advertisements for the website. We will also attempt to extend or renew our existing contracts with our website advertising clients. We plan to attempt to cross sell our advertising services to our existing medical staffing clients.

Increased Sales Effort
During October of 2003, we plan to increase the number of hours per week each salesperson works selling our website advertising from four hours per week to 10 hours per week. In November 2003, we plan to hire a full time sales person to work exclusively on our website advertising sales business.

Added Website Feature
During the period from October to December of 2003, we plan to add a feature to our website that will enable users to post questions and/or concerns to our advertising clients about using natural products and allow our advertisers to respond. This feature will be in the form of a website bulletin board.

Website Evaluation
From December of 2003 until December 2004, our management will evaluate the design and operational functions of our website. Our management will make appropriate adjustments based on that evaluation and feedback obtained from our website users, employees, and clients. We plan to conduct an evaluation of our website every 6 months; however, beginning in December 2003, Andy Harmon, our website manager, and Richard E. McDonald, our President, will have a monthly meeting to evaluate the design and functional/operational aspects of the website, and based on this evaluation make appropriate adjustments to the website on an ongoing basis.

Advertising Our Website
On December 1, 2003, we plan to place advertisements to promote the advertising services of our website. Mr. Harmon will oversee the placement of our advertisements as well as their design. We plan to place these advertisements on non-computer media such as print, radio and cable media to locate more diverse types of users to our website. We plan to use local and national radio advertising in 30 and 15 second spots and local cable channel advertising in major cities in 30 and 60 second spots. We also plan to advertise in monthly magazines such as sports and health related publications. We plan to spend $7000 for advertisements from December 2003 through August 2004.

Database of Users/Visitors - Website Newsletter
During January of 2004, we plan to develop an email mailing list of users and visitors to our website in order to offer a direct email newsletter. We plan to distribute this newsletter in electronic format starting February 1, 2004, The newsletter will be free to users but we plan to charge our clients and/or other advertisers for space within the newsletter. The newsletter advertising space will be priced similar to our website advertising space fees. Andy Harmon will be responsible for drafting the newsletter which will contain information pertaining to new client listings, background information that we will write in the form of a news article on our clients , improvements to the website, and new additions or features that may be added to the website from time to time.

Offering Additional Modes of Advertising to Existing and Prospective Clients
During February 2004, we plan to offer for sale additional types of advertising for the newsletter as well as other direct marketing materials that can be sent to the database of newsletter subscribers. We will sell column inches of advertising space in the website newsletter to our clients at the rate of $55 per inch. We also plan to sell the database as a direct mail list of known health care products to our clients so they can send an exclusive advertisement brochure of their own to the clients. The cost of this program will be based on the size of the database at the time of the direct mailing and will be priced at
15 cents per address plus printing costs. The client would provide their full brochure or advertisement in any format to be delivered to our mailing list of users. We will not have to accomplish any design or development of the advertisements since our clients will provide all copy. Andy Harmon will develop the design of the newsletter. Our current sales force will sell the newsletter and no additional sales force or expense will be incurred as a result.

Comment/Rating Feature to Website
June 2004 - We plan to develop a "comment" section for the website in which users can review other users' comments pertaining to experiences with listed advertisers and suppliers and enable users to generate a quality rating. Once we accumulate fifty responses we will post the rating based on the consumer's feedback.

Expanding Search Feature
July 2004 - We will expand and develop the search feature enabling users to search advertisers by specific product ingredients, product name, manufacturer, comment rating, product use or related keywords. Mr. Harmon will be responsible for developing this search feature.

Additional Sales Efforts
Between April and May of 2004, we plan to add an additional sales person to the website that will spend approximately  40  hours per week attempting to sell website advertising.

Marketing Evaluation
Between June and August of 2004, our President and Mr. Harmon will re-evaluate our marketing program and material for website and make adjustments based on client demand, Internet related trends, and user feedback.

Estimated Expenses of our Website Advertising Business and Ability to Meet Those
Expenses
We believe that our cash balance of $38,374 as of June 30, 2003, together with our existing credit lines totaling $500,000, and expected future cash flows from our operating activities in the medical staffing business based on past cash flow, will be sufficient for us to meet our estimated website advertising related expenses of approximately $8,526 (excluding any salary or commission related expenses), as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next 12 months at our current growth rate. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities and increased growth if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS PERTAINING TO OUR MEDICAL STAFFING BUSINESS

RESULTS OF OPERATIONS
Since February 20, 2003, as a result of our acquisition of Better Solutions,
Inc., we operate a medical staffing business under the name MedTech which provides staffing services to hospitals and other healthcare related facilities.
Our clients' staffing needs include nurses, pharmacists, medical technicians, and physicians. The following management's discussion of our financial condition and results of operations pertains solely to our medical staffing business.

Three Months Ended June 30, 2003 and 2002

Sales. Sales for the three months ended June 30, 2003 increased by 25% to
$842,352 from $674,423 for the three months ended June 30, 2002. The increase was due to revenue generated by new offices opened in Cleveland, Ohio and Boca
Raton, Florida which began generating hourly consulting service revenue in
November 2002 and January 2003, respectively.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended June 30, 2003 and 2002, respectively, our gross profit was
$332,314 and $235,918, which represented a 41% increase. The increase in gross profit is due to the increased levels of revenues and additional permanent placement fees received in the current quarter. Gross profit as a percentage of sales increased to 39.5% for the three months ended June 30, 2003 from 35.0% for the three months ended June 30, 2002. The 4.5% increase of gross profit as a percentage of revenue is attributable to additional permanent placement fees received in the current quarter.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $327,973 from $183,225 for the three months ended June 30, 2003 and 2002, respectively, representing a 79% increase in these expenses. The majority of this increase was due to $140,219 of operating costs at our new offices in Cleveland, Ohio and Boca Raton, Florida.

Operating Income. Operating income decreased to $4,341 from $52,693 for the three months ended June 30, 2003 and 2002, respectively. This 92% decrease in our operating income is a direct result of our increased expenses discussed above.

Interest Expense. Interest expense increased to $37,787 from $15,404 for the three months ended June 30, 2003 and 2002, respectively. This 145% increase in interest expense is due to: (a) additional use of a factoring arrangement to fund our operations; and (b) borrowings on our line of credit during the current quarter ended June 30, 2003.

No federal or state income tax has been provided for the three months ended June
30, 2003 due to the current period loss. On January 1, 2002, Better Solutions,
Inc., with the consent of its shareholders, elected to be an S corporation under the Internal Revenue Code. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of that corporation's taxable income. Therefore, no provision for income taxes was made for the three months ended June 30, 2002. The S Corporation election by Better Solutions, Inc.
ceased when it was acquired by the Company.

Six Months Ended June 30, 2003 and 2002

Sales. Sales for the six months ended June 30, 2003 increased by 37% to
$1,785,239 from $1,301,497 for the six months ended June 30, 2002. The increase was primarily due to revenue generated by new offices opened in Cleveland, Ohio and Boca Raton, Florida.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the six months ended June 30, 2003 and 2002, respectively, our gross profit was
$649,592 and $469,190, which represented a 38% increase. The increase in gross profit is due to the increased levels of revenues and additional permanent placement fees received in the current quarter. Gross profit as a percentage of sales increased to 36.4% for the six months ended June 30, 2003 from 36.1% for the six months ended June 30, 2002. The 0.3% increase of gross profit as a percentage of revenue is attributable to additional permanent placement fees received in the current six-month period partially offset by additional negotiated contracts in the current six-month period, which are at a lower margin.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $1,007,381 from $433,288 for the six months ended June 30, 2003 and 2002, respectively, representing a 132% increase in these expenses. The majority of this increase was due to $314,435 of operating costs at our new offices in Cleveland, Ohio and Boca Raton, Florida.
Additionally, we incurred approximately $130,000 of legal and accounting related expenses associated with our acquisition of Better Solutions and approximately
$80,000 of legal and accounting costs associated with the Better Solutions, Inc.
acquisition and related Securities and Exchange Commission filings. The remaining $50,000 increase in selling, marketing and administrative expenses was due to additional overhead costs associated with operating our existing business.

Operating Income/(Loss). The $357,789 operating loss in the six months ended
June 30, 2003 compared to a $35,902 operating income for the six-months ended
June 30, 2002, which represents a $321,887 operating loss increase, is a direct result of our increased expenses discussed above.

Interest Expense. Interest expense increased to $70,787 from $34,220 for the six months ended June 30, 2003 and 2002, respectively. This 107% increase in interest expense is due to: (a) additional use of a factoring arrangement to fund our operations; and (b) borrowings on our line of credit during the current six-month period ended June 30, 2003.

No federal or state income tax has been provided for the six months ended June
30, 2003 due to the current period loss. On January 1, 2002, Better Solutions,
Inc., with the consent of its shareholders, elected to be an S corporation under the Internal Revenue Code. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of that corporation's taxable income. Therefore, no provision for income taxes was made for the six months ended June 30, 2002. The S Corporation election by Better Solutions, Inc.
ceased when it was acquired by the Company.

Liquidity and Capital Resources

Cash decreased by $26,490 to $38,374 from $64,864 for the six months ended June
30, 2003 and 2002. The decrease in cash during the first six months of 2003 is attributable to cash outflows from operations of $348,388 and $24,452 of cash outflows associated with investing activities. These cash outflows were partially offset by $346,350 of cash inflows from financing activities.

Cash used by operating activities totaled $348,388 in the six months ended June
30, 2003. Cash outflows included the $428,443 loss, a $28,789 increase in other current assets due to rental deposits required at the newly opened Cleveland,
Ohio and Boca Raton, Florida offices, and a $32,570 decrease in accounts payable. These cash outflows were partially offset by cash inflows, including
$80,375 of stock issued for services, a $53,424 increase in accrued liabilities due to the timing of the Corporation's payroll payments, and $8,366 of depreciation.

Cash used by investing activities totaled $24,452 in the six months ended June
30, 2003 and related to the purchase of property, plant and equipment to furnish the Company's two new offices.

Cash inflows from financing activities were due to net borrowings of $250,000 on the line of credit and $96,350 of loan proceeds from a related party.

Cash increased by $43,731 to $49,533 from $5,802 during the six months ended
June 30, 2002.

The increase in cash during the first six months of 2002 is attributable to cash inflows from operations of $24,643 and $35,200 of cash inflows associated with financing activities. These cash inflows were partially offset by $16,112 of cash outflows from investing activities.

Cash provided by operating activities totaled $24,643 in the six months ended
June 30, 2002. Cash inflows included $2,513 of net income, a $2,911 decrease in accounts receivable, a $1,531 decrease in other current assets, a $7,734 increase in accounts payable, a $9,849 increase in accrued liabilities, and
$6,842 of depreciation. These cash inflows were partially offset by a $6,737 reduction in income taxes payable.

Cash inflows from financing activities were due to $35,200 of loan proceeds from a related party.

Cash used by investing activities totaled $16,112 in the six months ended June
30, 2002 and related to the purchase of property, plant and equipment for the
Pittsburgh, Pennsylvania operation.

ITEM 3. CONTROLS AND PROCEDURES
As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and
Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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
Not Applicable

ITEM 5. Other Information
Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K
(a)     Exhibits:

Exhibit
Number   Description
3.1      Articles of Incorporation(1)
3.1(i)   Amendment to Articles of Incorporation(4)
3.2      Bylaws(1)
3.3      Executed Agreement between us and Better Solutions(7)
3.4      Plan of Share Exchange/Articles of Share Exchange(5)
4.       Specimen Stock Certificate(1)
10.1     Agreement with Barry Gewin(2)
10.2     Agreement with Tommi Ferguson(2)
10.3     Agreement with Global Health Trax, Inc(1)
10.4     Global Health Trax Correspondence dated April 25, 2002(2)
10.5     Agreement with EcoQuest International(3)
10.6     Agreement with Amerisource Funding, Inc.(5)
10.7     Agreement with C. Dillow & Company, Inc.(5)
10.8     Agreement with McGrow Consulting(5)
10.9     Agreement with PNC Bank, N.A.(5)
10.10    Agreement with Media 1 Financial Group LLC and David Wood(5)
10.11    Agreement between Better Solutions, Inc. and Barry Gewin(5)
10.12    Agreement between Better Solutions, Inc. and Tommi Ferguson(5)
10.13    Real property Lease agreement between Penn Center Management
         Corporation and Better Solutions, Inc.(5)
10.14    Real Property Lease agreement between HQ Global Workplaces and us doing business as MedTech for Glades Road Center in Boca Raton,
         Florida.(5)
10.15    Real Property Lease agreement between HQ Global Workplaces and us doing business as MedTech for Cleveland Ohio, Bank One Center
         Offices(5)
10.16    Automobile Lease Agreement between Better Solutions, Inc. and GMAC(5)
10.17    Automobile Lease Agreement between Better Solutions, Inc. and BMW
         Financial Services(5)
10.18    Amended Agreement with David Wood and Media 1 Group, LLC(6)
31.1     Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
         Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
         Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
------------------
(1) Denotes exhibits filed with our Registration Statement on Form SB-2 on March
        28, 2002 and incorporated herein by reference.
(2) Denotes exhibits filed with our Registration Statement on Form SB-2 on
        April 26, 2002 and incorporated herein by reference.
(3) Denotes exhibits filed with our Registration Statement on Form SB-2 on May
        24, 2002 and incorporated by herein reference.
(4) Denotes exhibits filed with our Post Effective Amendment to our Registration
        Statement on Form SB-2 on October 10, 2002 and incorporated herein by reference.
(5) Denotes exhibits filed with our Post Effective Amendment 4 to our
        Registration Statement on Form SB-2 on February 27, 2003 and
        incorporated herein by reference.
(6) Denotes exhibits filed with our Post Effective Amendment 5 to our
        Registration Statement on Form SB-2 on March 3, 2003 and incorporated herein by reference.
(7) Denotes exhibits filed with our Post Effective Amendment 6 to our
        Registration Statement on Form SB-2 on April 30, 2003 and incorporated herein by reference.

We hereby incorporate the following additional documents by reference: (a) our
Registration Statement on Form SB-2 and all amendments thereto which was filed on March 36, 2002, and amended on April 26, 2002, May 24, 2002, June 10, 2002, and post-effectively amended on October 10, 2002, October 23, 2002, January 13,
2003, February 27, 2003, March 3, 2003, April 30, 2003, May 19, 2003, and on May
29, 2003; (b) our Forms 10-QSB for the periods ended March 31, 2002 which was filed on September 3, 2002 and amended on September 30, 2002 and January 21,
2003, August 31, 2002 which was filed on October 23, 2003 and amended on January
21, 2003, November 30, 2002 which was filed on January 21, 2003, and March 31,
2003 which was filed on May 16, 2003; and (c) our Form 8-K filings made on
January 6, 2003 and on February 26, 2003.

(b)  Reports on Form 8-K

     We filed Form 8-K on April 2, 2003 and Form 8-K/A on April 17, 2003 to
disclose our change in fiscal year end from November 30 to December 31, effective April 2, 2003.

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

                                                     Date: August 13, 2003

