Form 10QSB
period 2003-09-30
WORLD HEALTH ALTERNATIVES INC
filed 2003-10-29
CIK 1169709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 29, 2003, there were 43,148,905 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                 World Health Alternatives, Inc. and Subsidiary

                                      INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements and Notes to
Consolidated Financial Statements                                   3

Item 2. Plan of Operations and Management's Discussion and
Analysis of Financial Condition and Results of Operations           4

Item 3. Controls and Procedures                                    13

Part II. Other Information

Item 1. Legal Proceedings                                          14

Item 2. Changes in Securities                                      14

Item 3. Defaults upon Senior Securities                            14

Item 4. Submission of Matters to a Vote of Security Holders        14

Item 5. Other Information                                          14

Item 6. Exhibits and Reports on Form 8-K                           14

PART I. FINANCIAL INFORMATION

                         WORLD HEALTH ALTERNATIVES, INC.

                         CONDENSED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                TABLE OF CONTENTS

Condensed Financial Statements:

     Condensed Balance Sheets at September 30, 2003 (Unaudited)
       and December 31, 2002 (Audited)......................................F-1

     Condensed Statements of Income for the three and nine
       months ended September 30, 2003 and 2002 (Unaudited).................F-2

     Condensed Statement of Changes in Shareholders' Equity
       (deficit) for the nine months ended September 30,
       2003 (Unaudited).....................................................F-3

     Condensed Statements of Cash Flows for the nine months
       ended September 30, 2003 and 2002 (Unaudited)........................F-4

Notes to Condensed Financial Statements.....................................F-5

WORLD HEALTH ALTERNATIVES, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

                                                  September 30,    December 31,
                                                       2003            2002*
                                                   ----------       ----------
                                     ASSETS

     Current assets:
        Cash                                       $   15,878       $   64,864
        Accounts receivable                           182,486          157,957
        Prepaids                                       79,591               -
                                                   ----------       ----------
              Total current assets                    277,955          222,821
                                                   ----------       ----------

     Property, plant and equipment, net                55,758           43,360

     Non-current assets:
        Other assets                                       -               515
                                                   ----------       ----------
               Total assets                        $  333,713       $  266,696
                                                   ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
        Accounts payable                           $   31,482       $   38,720
        Accrued liabilities                            68,828           40,222
        Income taxes payable                               -            27,000
                                                   ----------       ----------
               Total current liabilities              100,310          105,942
                                                   ----------       ----------

     Long Term Liabilities:
        Note Payable                                  250,000               -
                                                   ----------       ----------
               Total long term liabilities            250,000               -
                                                   ----------       ----------
     Commitments and contingencies

     Shareholders' equity (deficit):
        Preferred stock, $.0001 par value,
          100,000,000 shares authorized, none
          issued and outstanding                           -                -
        Common stock,  $.0001 par value,
          200,000,000 shares authorized;
          39,332,900 and 33,000,000 shares
          issued and outstanding, respectively          3,933            3,300
        Additional paid in capital                     92,300           12,558
        Retained earnings (deficit)                  (112,830)         144,896
                                                   ----------       ----------
           Total shareholders' equity (deficit)       (16,597)         160,754
                                                   ----------       ----------
           Total liabilities and shareholders'
              equity (deficit)                     $  333,713       $  266,696
                                                   ==========       ==========

     *The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements
                                       F-1

WORLD HEALTH ALTERNATIVES, INC.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                        Three months ended           Nine months ended
                                           September 30,                September 30,
                                         2003         2002           2003         2002
                                     -----------  -----------    -----------  -----------

 Sales                               $   945,761  $   686,485    $ 2,731,000  $ 1,987,982

 Cost of sales                           485,270      469,950      1,620,918    1,302,257
                                     -----------  -----------    -----------  -----------
 Gross profit                            460,491      216,535      1,110,082      685,725

 Selling, marketing, warehouse and
   administrative expenses               274,135      216,209      1,288,041      649,496
                                     -----------  -----------    -----------  -----------
 Operating income (loss)                 186,356          326       (177,959)      36,229

 Other income (expense):
    Interest expense                     (43,150)     (20,999)      (113,661)     (55,219)
    Interest income                          511        1,309          6,894        2,140
                                     -----------  -----------    -----------  -----------
       Total other income (expense)      (42,639)     (19,690)      (106,767)     (53,079)
                                     -----------  -----------    -----------  -----------

 Income (loss) before income taxes       143,717      (19,364)      (284,726)     (16,850)
                                     -----------  -----------    -----------  -----------
 Income tax provision                         -            -          27,000           -
                                     -----------  -----------    -----------  -----------

 Net income (loss)                   $   143,717  $   (19,364)   $  (257,726) $   (16,850)
                                     ===========  ===========    ===========  ===========
 Net income (loss) per share
   - basic and diluted               $      0.00  $      0.00    $     (0.01) $      0.00
                                     ===========  ===========    ===========  ===========
 Weighted average number of shares
   - basic and diluted                39,332,900   33,000,000     39,051,884   33,000,000
                                     ===========  ===========    ===========  ===========

          See the accompanying notes to condensed financial statements
                                       F-2

WORLD HEALTH ALTERNATIVES, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS'EQUITY DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

                                                              Additional   Retained
                                           Common Stock        Paid-in     Earnings
                                        Shares      Amount     Capital     (Deficit)      Total
                                     -----------     ------    -------     ---------    ---------
Balance, December 31, 2002            33,000,000    $ 3,300     12,558     $ 144,896    $ 160,754

Common stock issued in
     share exchange                    4,725,400        473       (473)           -            -

Common stock issued for services       3,357,500        335    167,540            -       167,875

Common stock cancelled                (1,750,000)      (175)   (87,325)           -       (87,500)

Net loss - September 30, 2003                 -          -          -       (257,726)    (257,726)
                                     -----------     ------    -------     ---------    ---------

Balance, September 30, 2003           39,332,900      3,933     92,300      (112,830)   $ (16,597)
                                     ===========     ======    =======     =========    =========

            See accompanying notes to condensed financial statements
                                       F-3

WORLD HEALTH ALTERNATIVES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                            2003           2002
                                                        ----------      ---------
 Cash flows from operating activities:
     Net loss                                           $ (257,726)     $ (16,850)
     Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation of property, plant and equipment       12,631         10,140
        Stock issued for services                           80,375             -
        (Increase) decrease in:
            Accounts receivable                            (24,529)        13,064
            Other current assets                           (79,076)         1,809
        Increase (decrease) in:
            Accounts payable                                (7,238)        11,717
            Accrued liabilities                             28,606        (49,470)
            Income taxes payable                           (27,000)        (6,737)
                                                        ----------      ---------
 Net cash used in operating activities                    (273,957)       (36,327)
                                                        ----------      ---------

 Cash flows from investing activities:
     Purchases of property, plant and equipment            (25,029)       (32,601)
                                                        ----------      ---------
 Net cash used in investing activities                     (25,029)       (32,601)
                                                        ----------      ---------

 Cash flows from financing activities:
     Proceeds from note payable                            250,000             -
     Loan proceeds, related party                               -         144,900
                                                        ----------      ---------
 Net cash provided by financing activities                 250,000        144,900
                                                        ----------      ---------

 Net increase (decrease) in cash and cash equivalents      (48,986)        75,972
 Cash and cash equivalents, beginning of year               64,864          5,802
                                                        ----------      ---------
 Cash and cash equivalents, end of year                 $   15,878      $  81,774
                                                         =========      =========

 Supplementary disclosure of cash activities:
     Cash paid for interest                             $  113,661      $  55,219
                                                        ==========      =========
     Cash paid for income taxes                         $       -       $      -
                                                        ==========      =========
     Cancelled common stock                             $   87,500      $      -
                                                        ==========      =========

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31,
2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that maybe expected for the year ending December 31, 2003.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended
December 31, 2002, found in the Company's Form 10-KSB and Form 8-K.

NOTE 2 - RELATED PARTY LOAN

In the second quarter of 2003, a significant shareholder loaned the company
$96,350 to fund operations. The related party loan was paid in full in the third quarter of 2003.

NOTE 3  - NOTE PAYABLE

On January 8, 2003, the Company entered into a promissory note agreement with
PNC Bank providing for a $250,000 revolving line of credit. Under the terms of the agreement, the Company is required to pay a 6.25% per annum interest rate on any unpaid principal balance. The note matures on January 8, 2005 and is secured by the personal property of the two majority shareholders of the Company.

NOTE 4  -COMMON STOCK

During the nine month period ending September 30, 2003, the Company issued
3,357,500 shares of common stock to consultants and attorneys. The Company valued the shares at $0.05 per share and recorded stock based compensation of
$167,875. The Company then cancelled 1,750,000 shares of common stock issued to a consultant, valued at $0.05 per share and recorded an adjustment to stock based compensation of $87,500.

                                      F-5

Item 2. Management's Discussion and Analysis or Plan of Operations

The following is a discussion and analysis of: a) our Plan of Operations pertaining to our website advertising business; and b) financial condition and results of operations pertaining to our medical staffing business which should be read in conjunction with our financial statements and related notes appearing in this Form 10-QSB.

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

PLAN OF OPERATIONS PERTAINING TO OUR WEBSITE ADVERTISING BUSINESS

Our Plan of Operations for our Website Advertising Business
Management plans to attempt to locate companies that will purchase advertising on an advertising based website for a monthly fee in the following product categories: nutritional products, such as vitamins, herbs, amino acids and minerals; homeopathic products; sports clothing and equipment; organic and low carbohydrate foods; and candles, incense, and aromatherapy products. Because our clients will be charged a flat fee per month based on the length of their agreement and the size of their advertisement, our fees will be similar to print or newspaper advertising. We anticipate charging $65 to $120 per month to be featured on our website. Management plans to organize the new website in such a way to categorize different aspects within the various product lines to make it easy for a consumer to be directed to a supplier or retailer that specializes in the products they are searching for and also to help potential consumers gather and research information on these products.

Plan of Operations to Date
From May 2003 to September 2003, we accomplished the following in our website advertising business related Plan of Operations:

From February 2003 to May 2003
Richard E. McDonald, our President, spent approximately 5 hours per week supervising the development of our renovated website.

May 2003
Design of Website
Our healthcare staffing business has an in-house graphic designer who completed the design of an advertising website. We completed the website design in June of
2003 and made the site functional in July of 2003. Our President and graphic designer will continuously evaluate the design of our website and our graphic designer will update the design based on that evaluation. Most of the content for our website will be derived from the actual advertisements submitted to us by our clients. We will be providing the website folder for our advertising clients to put their content material in, and our programmers and web hosting company will be incorporating the advertisement into the folder.

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

May 2003
Website Sales Brochure
Our sales presentation originally consisted of a tri-fold brochure which described our services and illustrated the advertising costs as well as our contract terms; however, we decided to eliminate the tri-fold brochure from our sales presentation because our initial marketing efforts indicated it was not needed. We now use a sales brochure in paper form that contains the same information.

June 2003
Advertisement Sales
During June of 2003, we began offering our advertising services for placement of advertising. We placed our first customer advertisement on our website on July
31, 2003. In June 2003, we began using four of our sales representatives that sell our healthcare staffing services to offer our website advertising services, each of which spends approximately four hours per week to offer these advertising services and to call upon our healthcare related database of clients to obtain possible sales leads. Sales representatives are compensated strictly on a 4% commission of the gross sales amount. We also plan to contact similar suppliers and distributors of the former operating website to offer our advertising services.

June 2003
Advertising our Services and Increase Website Traffic
On June 30, 2003, we ceased negotiations of our proposed agreement with
UltimatePromotion.com to list our website name on search engines. We were able to avoid this expense by adding the additional service through Internic, who currently lists our website name and address on 57 search engines. The additional cost to be listed in all search engines was only $99.00 per year and was a substantial savings compared to UltimatePromotion.com's proposed services.

June 2003 - July 2003
Transformation of our Website into an Advertising Business
During June and July 2003, we transformed our website into an advertising business. Our website became operational on July 31, 2003; however, as noted
below, we have made the strategic decision to accumulate a minimum number of 50 advertisers prior to releasing the entire website to the public. During
September 2003, we temporarily disabled the website from the viewing public. We used the services of Charactersink.com to accomplish this transformation. The total cost of Charactersink.com's services was $1,400.

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

August - September 2003
We have continued are marketing efforts via phone sales through our existing staff. We now have 7 advertisers under contract. We have made the strategic decision to accumulate a minimum number of 50 advertisers prior to releasing the entire website to the public. During September 2003, we temporarily disabled the website from the viewing public; however, during the sales process we allow it to be viewed by potential future advertisers. If and only if we reach a minimum of 50 sponsors and advertisers, will we release the website back to the public.

Future Plan of Operations
Our future Plan of Operations is reflected below; however, the following steps in our Plan of Operations, as reflected below in more detail, will not be accomplished unless we accumulate a minimum number of 50 advertisers:
     o    Added Website Feature;
     o    Advertising Our Website;
     o    Database of Users/Visitors - Website Newsletter;
     o    Offering Additional Modes of Advertising to Existing and Prospective
          Clients;
     o    Comment/Rating Feature to Website;
     o    Expanding Search Feature;
     o    Additional Sales Efforts; and
     o    Marketing Evaluation

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

Increased Sales Effort
During October of 2003, we increased the number of hours per week that each salesperson works selling our website advertising from four hours per week to 10 hours per week. In November 2003, we plan to hire a full time salesperson to work exclusively on our website advertising sales business.

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

Database of Users/Visitors - Website Newsletter
During January of 2004, we plan to develop an email mailing list of users and visitors to our website in order to offer a direct email newsletter. We plan to distribute this newsletter in electronic format starting February 1, 2004, The newsletter will be free to users but we plan to charge our clients and/or other advertisers for space within the newsletter. The newsletter advertising space will be priced similar to our website advertising space fees. Andy Harmon will be responsible for drafting the newsletter which will contain information pertaining to new client listings, background information that we will write in the form of a news article on our clients, improvements to the website, and new additions or features that may be added to the website from time to time.

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

Additional Sales Efforts
Between April and May of 2004, we plan to add an additional salesperson to the website that will spend approximately 40 hours per week attempting to sell website advertising.

Marketing Evaluation
Between June and August of 2004, our President and Mr. Harmon will re-evaluate our marketing program and material for website and make adjustments based on client demand, Internet related trends, and user feedback.

Estimated Expenses of our Website Advertising Business and Ability to Meet Those
Expenses
We believe that our cash balance of $15,878 as of September 30, 2003, together with our existing credit lines totaling $500,000, and expected future cash flows from our operating activities in the medical staffing business based on past cash flow, will be sufficient for us to meet our estimated website advertising related expenses of approximately $8,526 (excluding any salary or commission related expenses), as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next 12 months at our current growth rate. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities and increased growth, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Since February 20, 2003, as a result of our acquisition of Better Solutions,
Inc., we operate a medical staffing business under the name MedTech that provides staffing services to hospitals and other healthcare related facilities.
Our clients' staffing needs include nurses, pharmacists, medical technicians and physicians. The following management's discussion of our financial condition and results of operations pertains solely to our medical staffing business, Better
Solutions, Inc.

Three Months Ended September 30, 2003 and 2002

Sales. Sales for the three months ended September 30, 2003 increased by 38% to
$945,761 from $686,485 for the three months ended September 30, 2002. The increase was primarily due to revenue generated by new offices opened in
Cleveland, Ohio and Boca Raton, Florida which began generating hourly consulting service revenue in November 2002 and January 2003, respectively, but also included a 12% increase in revenues by the Pittsburgh office when compared to the prior three-month period.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended September 30, 2003 and 2002, respectively, our gross profit was $460,491 and $216,535, which represented a 113% gross profit increase. The increase in gross profit is due to increased revenue levels and additional permanent placement fees received in the current quarter. Gross profit as a percentage of sales increased to 48.7% for the three months ended September 30,
2003, from 31.5% for the three months ended September 30, 2002. The 17.2% gross profit increase as a percentage of revenues is attributable to additional permanent placement fees received in the current three-month period and an overall margin increase on staffing contracts.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $274,135 from $216,209 for the three months ended September 30, 2003 and 2002, respectively, representing a 27% increase in such expense. This increase was due to operating costs at our new offices in
Cleveland, Ohio and Boca Raton, Florida.

Operating Income. The operating income increased to $186,356 from $326 for the three months ended September 30, 2003 and 2002, respectively. This increase in our operating income is a direct result of our increased revenues and gross margin as discussed above under "Sales" and "Gross Profit".

Interest Expense. Interest expense increased to $43,150 from $20,999 for the three months ended September 30, 2003 and 2002, respectively. This 105% increase in interest expense is due to: (a) additional use of our factoring arrangement to fund our operations; and (b) borrowings on our line of credit during the current quarter ended September 30, 2003.

No federal or state income tax has been provided for the three months ended
September 30, 2003 due to the year to date loss. On January 1, 2002, Better
Solutions, with the consent of its shareholders, elected under the Internal
Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of a company's taxable income. Therefore, no provision for income taxes was made for the three months ended September 30, 2002. The S Corporation election by Better
Solutions ceased upon our acquisition of Better Solutions.

Nine Months Ended September 30, 2003 and 2002

Sales. Sales for the nine months ended September 30, 2003 increased by 37% to
$2,731,000 from $1,987,982 for the nine months ended September 30, 2002. The increase was primarily due to revenue generated by new offices opened in
Cleveland, Ohio and Boca Raton, Florida, but also included a 10% increase in revenues by the Pittsburgh office when compared to the prior nine-month period.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the nine months ended September 30, 2003 and 2002, respectively, our gross profit was $1,110,082 and $685,725, which represented a 62% increase. The increase in gross profit is due to the increased levels of revenues and additional permanent placement fees received in the current year. Gross profit as a percentage of sales increased to 40.6% for the nine months ended September 30, 2003 from 34.5%
for the nine months ended September 30, 2002. The 6.1% increase of gross profit as a percentage of revenue is attributable to additional permanent placement fees received in the current nine-month period.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $1,288,041 from $649,496 for the nine months ended September 30, 2003 and 2002, respectively, representing a 98%
increase in such expense. The majority of this increase was due to $362,914 of operating costs at our new offices in Cleveland, Ohio and Boca Raton, Florida.
Additionally, we incurred approximately $130,000 in expenses for services associated with our acquisition of Better Solutions and approximately $94,000 of legal and accounting costs associated with this acquisition and related
Securities and Exchange Commission filings. The remaining increases in selling, marketing and administrative expenses were due to additional overhead costs associated with operating our existing business.

Operating Income/(Loss). The $177,959 operating loss in the nine months ended
September 30, 2003 compared to $36,229 in operating income for the nine months ended September 30, 2002 is a direct result of our increased expenses discussed above.

Interest Expense. Interest expense increased to $113,661 from $55,219 for the nine months ended September 30, 2003 and 2002, respectively. This 106% increase in interest expense is due to: (a) additional use of our factoring arrangement to fund our operations; and (b) borrowings on our line of credit during the current nine month period ended September 30, 2003.

No federal or state income tax has been provided for the nine months ended
September 30, 2003 due to the current period loss. On January 1, 2002, Better
Solutions, with the consent of its shareholders, elected under the Internal
Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of the
Company's taxable income. Therefore, no provision for income taxes was made for the nine months ended September 30, 2002.

Liquidity and Capital Resources
Cash decreased by $48,986 to $15,878 from $64,864 for the nine months ended
September 30, 2003. The decrease in cash during the first nine months of 2003 is attributable to cash outflows from operations of $273,957 and $25,029 of cash outflows associated with investing activities. These cash outflows were partially offset by $250,000 of cash inflows from financing activities.

Cash used by operating activities totaled $273,957 in the nine months ended
September 30, 2003. Cash outflows included the $257,726 loss, a $24,529 increase in accounts receivable to support a higher level of billings in the current quarter, a $79,076 increase in other current assets due to rental deposits required at the newly opened Cleveland, Ohio and Boca Raton, Florida offices, prepayments of Better Solutions' insurance, and a $7,238 decrease in accounts payable. These cash outflows were partially offset by cash inflows including
$80,375 of stock issued for services, a $28,606 increase in accrued liabilities due to the timing of Better Solutions' payroll payments, and $12,631 of depreciation.

Cash used by investing activities totaled $25,029 in the nine months ended
September 30, 2003 and related to the purchase of property, plant and equipment to furnish Better Solutions' two new offices.

Cash inflows from financing activities were due to net borrowings of $250,000 on the line of credit.

Cash increased by $75,972 to $81,774 from $5,802 during the nine months ended
September 30, 2002.

The increase in cash during the first nine months of 2002 is attributable to cash inflows associated with financing activities of $144,900. These cash inflows were partially offset by cash outflows from operations of $36,327 and
$32,601 of cash outflows from investing activities.

Cash utilized by operating activities totaled $36,327 in the nine months ended
September 30, 2002. Cash outflows included $16,850 of the net loss, a $49,470 decrease in accrued liabilities, and a $6,737 reduction in income taxes payable.
These cash outflows were partially offset by a $13,064 decrease in accounts receivable, a $1,809 decrease in other current assets, an $11,717 increase in accounts payable, and $10,140 of depreciation.

Cash inflows from financing activities were due to $144,900 of loan proceeds from related parties.

Cash used by investing activities totaled $32,601 in the nine months ended
September 30, 2002 and related to the purchase of property, plant and equipment for the Pittsburgh, Pennsylvania operation.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003.

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2003, or subsequent to
September 30, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
29, 2003; (b) our Forms 10-QSB for the periods ended March 31, 2002 which was filed on September 3, 2002 and amended on September 30, 2002 and January 21,
2003; August 31, 2002 which was filed on October 23, 2003 and amended on January
21, 2003; November 30, 2002 which was filed on January 21, 2003; March 31, 2003 which was filed on May 16, 2003; and June 30, 2003 which was filed on August 13,
2003; and (c) our Form 8-K filings made on January 6, 2003 and on February 26,
2003.

(b)  Reports on Form 8-K
None

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

                                                     Date: October 29, 2003

