Form 10KSB
period 2003-12-31
WORLD HEALTH ALTERNATIVES INC
filed 2004-04-20
CIK 1169709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 333-84934

WORLD HEALTH ALTERNATIVES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA	04-3613924
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

300 Penn Center Blvd., Suite 201, Pittsburgh, PA	15235
(Address of Principal Executive Office)	(Zip Code)

(412) 829-7800

(Issuer’s Telephone Number)

Securities to be Registered under Section 12 (b) of the Act:

NONE

Securities to be Registered under Section 12 (g) of the Act:

Common Stock, $0.0001 par value

(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The Registrant’s total revenue for the fiscal year ended December 31, 2003 was $3,693,337.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $21,417,868 as of March 25, 2004, computed on the basis of the average of the bid and asked prices on such date.

As of March 1, 2004, there were 25,738,243 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

All references to “we,” “us,” “our,” or “World Health” in this Report on Form 10-KSB mean World Health Alternatives, Inc. and its wholly owned subsidiary, Better Solutions, Inc.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in fiscal year 2004.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Our Company

We are a provider of healthcare staffing services to hospitals and other healthcare facilities. Operating under the name MedTech Medical Staffing, we provide our clients with timely and flexible staffing solutions through either temporary or permanent placements of healthcare personnel. Our integrated staffing services are designed to meet all of our clients’ staffing requirements and include interviewing, screening and selecting our clients’ prospective personnel. These services enable our clients to optimize their staffing needs in a flexible and timely manner while decreasing overall staffing costs. We were incorporated under the laws of the State of Florida on February 13, 2002.

Our healthcare staffing business is comprised of nurse staffing, allied health staffing and doctorate-level staffing. We have provided such staffing services to over 1,000 healthcare facilities in 6 states and the District of Columbia and operate sales offices in Pennsylvania, Ohio and Florida. During our fiscal year ended December 31, 2003, we directly placed or assisted in the placement of approximately 2,600 healthcare professionals. Because our fees are paid by our clients rather than by the government or other third parties, we have no direct exposure to Medicare or Medicaid reimbursements.

We believe that we are well-positioned in the current environment for healthcare staffing services to take advantage of longer-term industry and demographic developments that include a growing shortage and aging of registered nurses, an aging U.S. population expected to increase hospital admissions, state legislation regarding minimum nurse staffing levels and maximum allowable overtime, long-term operational trends among medical care facilities towards outsourcing healthcare staffing and increased consolidation of a fragmented healthcare staffing market. For the year ended December 31, 2003, our revenue was $3,693,337.

On February 20, 2003, we completed our acquisition of 100% of the outstanding common stock of Better Solutions, Inc. (“Better Solutions”), a healthcare staffing company, from its two shareholders, Richard E. McDonald and Marc D. Roup. In exchange for their stock in Better Solutions, we provided to Messrs. McDonald and Roup 33 million newly issued shares of our common stock, which represented approximately 82% of our common stock outstanding. As a result of the transaction, Better Solutions became our wholly owned subsidiary. In addition, a change in the voting control of our common stock occurred, our previous officers and directors resigned all positions held with us and Messrs. McDonald and Roup became our sole officers and directors at that time. This transaction was treated as a recapitalization. Accordingly, the results of Better Solutions’ operations were combined with those of World Health and are included in our consolidated financial statements for the years ended December 31, 2002 and 2003.

Prior to this transaction, we did not engage in the healthcare staffing business. Our operations now consist solely of the healthcare staffing business of Better Solutions. Better Solutions operated as a Pennsylvania limited partnership under the name Symtech Consulting L.P. from December 1999 until August 2000. Better Solutions was incorporated in the Commonwealth of Pennsylvania on August 30, 2000. Since December 1999, Better Solutions has operated a healthcare staffing business based in Pittsburgh, Pennsylvania, under the name MedTech Medical Staffing.

On December 22, 2003, we acquired substantially all of the assets of Superior Staffing Solutions, Inc. (“Superior Staffing”), a privately held nurse staffing company located in Pittsburgh, Pennsylvania for (1) $1.5 million in cash paid at closing; (2) $1.585 million in cash paid within thirty days after the closing; (3) 305,343 shares of our restricted common stock valued at $1.31 per share; and (4) $800,000 in cash, plus interest, to be paid in ten payments of $95,030 from the first quarter of 2004 through the second quarter of 2006. The purchase price is subject to adjustment in connection with a post-closing audit of Superior Staffing’s financial statements. The initial $1.5 million of the purchase price was paid from the proceeds of a private placement transaction that we completed on December 24, 2003.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. Other identifiable intangible assets were valued at $3,231,793, of which $1,192,800 was assigned to customer database and $2,038,993 was assigned to non-compete agreements, based on a party appraisal. These identifiable intangible assets have been assigned useful lives of 5 years. Approximately $152,207 has been recorded to goodwill as the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Direct acquisition costs of $27,207 are included as goodwill as of December 31, 2003. Goodwill is expected to be deductible for tax purposes over a 15-year period. The initial purchase price allocation is based on preliminary information that could be changed based on the ultimate resolution of initial assessments.

We made this strategic acquisition to broaden our nurse recruiting and placement abilities and to gain direct and immediate access to new customers of nurse staffing services. Superior Staffing had annualized revenues of approximately $5.5 million for the fiscal year ended December 31, 2003. These revenues have not been included in our results of operations for our fiscal year ended December 31, 2003.

Overview of Our Industry

Generally. The healthcare staffing industry is a highly fragmented market consisting of national, regional and local staffing service providers. The national providers and many regional providers generally offer nurse placements and allied health placements. In contrast, there are a significant number of companies in the industry that operate in three or fewer cities, generate less than $10 million in revenues and generally provide only nurse or allied healthcare placements but not both. Many major metropolitan areas have 10 to 20 such providers.

Hospitals and other healthcare facilities use outsourced nurse staffing and allied health staffing to supplement their own recruiting and retention programs for such personnel and to benefit from the flexibility and variable cost that outsourcing provides in managing their healthcare staffing requirements. The use of temporary personnel enables healthcare providers to vary their staffing levels to match the changes in demand for their permanent staff caused by planned and unplanned vacancies. Healthcare providers also outsource their staffing needs for budgeting purposes and to manage seasonal fluctuations in patient demand for their services. Nurses and allied health staff have similarly utilized outsourced staffing to increase their job flexibility and better their working conditions.

According to The Staffing Industry Report, the temporary medical staffing industry generated more than $10 billion in revenue in 2002, and the demand for healthcare staffing services is expected to increase over the coming decades. Such growth is attributable to the following:

Utilization of Healthcare Services. The utilization of healthcare services is expected to increase, thus raising the demand for healthcare staffing services. Several factors will drive this anticipated increase, including the following:

•	A projected 18% increase in overall U.S. population between the year 2000 and 2020, resulting in an additional 50 million people who will require health care, 19 million of whom will be in the 65-and-over age group (DHHS Report- July 2002).

•	Advances in medical technology and healthcare treatment methods are attracting a greater number of patients with complex medical conditions requiring higher intensity care.

•	While annual growth in spending on hospital services is expected to remain relatively constant at about 6% throughout the next decade, total healthcare expenditures are expected to increase by an average of 7.1% annually from 2001 through 2010.

Nurse Shortages. As a result of the increasing utilization of healthcare services, there will be an increased demand for nurses. As of 2001, there were approximately 2.7 million licensed registered nurses in the United States, of which approximately 2.2 million were employed in nursing and approximately 1.7 million full-time and part-time registered nurses worked in acute care hospital settings, according to the most recent data available from the U.S. Department of Health and Human Services (“DHHS”) (Feb. 2001). A U.S. Bureau of Labor Statistics report (Feb. 2004) stated that, for the first time, nurses represented the largest projected 10-year job growth occupation, putting the demand for registered nurses at 2.9 million in 2012, up from 2.3 million in 2002. However, there is expected to be a long-term decline in the national supply of registered nurses during this same period. The population of working registered nurses is rapidly aging and enrollment in nursing schools over the past decade has rapidly decreased. As a result, a study by the DHHS (July 2002) estimated a 20% shortage of nurses by 2015 and 29% by 2020. Similarly, a 2002 report to the Joint Commission on Accreditation of Healthcare Organizations titled “Health Care at the Crossroads—Strategies for Addressing the Evolving Nursing Shortage,” quantified the shortage, stating that by 2020 there will be at least 400,000 fewer nurses across the country. The 2003 Nursing Shortage Update by Fitch, Inc. estimates that thirty states are currently experiencing a shortage and, by 2020, 44 states and the District of Columbia are projected to have shortages.

Legislative Changes Expected to Increase Demand. Responding to consumer groups’ concerns about the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures on nurses, a number of states have either passed or introduced legislation affecting nurse to patient ratios and/or prohibiting mandatory nurse overtime. The passage of such legislation is expected to increase the demand for nurses.

These conditions strain healthcare providers because they require increased time, money and other resources allocated to locating and recruiting personnel at the expense of providing healthcare to patients. Moreover, such shortages increase the costs associated with hiring employees on a permanent basis. Healthcare staffing companies provide healthcare providers with an alternative staffing solution by taking over, or supplementing, these HR functions so that healthcare providers can focus their attention on providing quality healthcare. Healthcare staffing companies can utilize their expertise, contacts and databases of candidates that enable them to locate suitable candidates throughout the United States quickly and efficiently. Healthcare staffing providers also offer healthcare facilities the ability to control their human resources costs by enabling facilities to utilize personnel on a temporary basis when necessary instead of incurring the costs associated with hiring employees permanently.

Our Competitive Strengths

We believe that we are well-positioned in the current healthcare staffing environment to take advantage of long-term industry and demographic dynamics that have resulted in a trend among hospitals toward outsourcing as a means of providing flexibility in meeting their staffing requirements. Our competitive strategy includes the following components:

•	Provide Flexible, Permanent Healthcare Staffing Solutions. We focus on providing flexible, permanent solutions to our clients’ staffing problems rather than “temporary fixes.” In addition to providing temporary staffing services, we focus primarily on identifying, recruiting and placing skilled personnel who meet the specific staffing needs of our clients so that the client has the opportunity to make a permanent placement following a temporary assignment.

•	Build Strong Brand Recognition. Our MedTech brand name is well recognized throughout the Western Pennsylvania, Northeastern Ohio and Southeastern Florida regions by leading hospitals and healthcare facilities as well as by nurses and allied health professionals. Our strategy is to promote, advertise and build on our brand equity and visability in our existing service market and in new regions by providing excellent service and through our growth strategy.

•	Expand and Diversify Client Relationships. We currently have a strong and diverse client base. In 2003, we directly placed or assisted in the placement of approximately 2,600 healthcare professionals in healthcare facilities, including acute care hospitals, teaching institutions, trauma centers, private physicians’ practices, surgical and ambulatory care centers, nursing homes, pharmacies, medical clinics and insurance companies. During that same time, no single client accounted for more than 10% of our total sales revenues, while the majority of our clients individually represented less than 2% of our total sales revenues. We seek to continue the expansion and diversification of this client base.

•	Increase Operating Structure Efficiencies. Our system of regional branch sales offices and centralized administrative and database function is intended to provide us with increased operating officiencies in such critical areas as recruiting, sales, billing, information systems and risk management. We intend to continue this operating approach as we seek to expand our regional branch offices organically and through future acquisitions.

•	Growth Strategy. We intend to meet a greater portion of the demand for heathcare staffing services through a multi-faceted growth strategy. This strategy is more fully described below.

Our Business

Operating under the name MedTech Medical Staffing, we have become a leading provider of nursing and allied health staffing services to hospitals and healthcare facilities. We provide our healthcare facility clients with staffing solutions through personnel placements on a contractual or temporary basis for a fixed period of time, on a permanent basis, and on a temporary to permanent basis. Our integrated staffing services are designed to meet all of our clients’ staffing requirements and include interviewing, screening and selecting personnel for our clients. These services allow our clients to meet their staffing needs in a flexible and timely manner that suits their particular workloads and budgets. While we currently provide our services primarily in Pennsylvania, Ohio and Florida, we are continually seeking to expand our presence in other regions.

Our Primary Clients

The primary target markets for our healthcare staffing services are acute care hospitals, including community hospitals, teaching institutions and trauma centers, private physicians’ practices, surgical and ambulatory care centers, nursing homes, pharmacies, medical clinics and insurance companies located in or near metropolitan areas. We currently have approximately 380 clients. For the year ended December 31, 2003, approximately 66% of our revenue was generated from acute care hospitals, clinics and surgical and ambulatory care centers. During 2003, no single client represented more than 10% of our total sales revenues, while the majority of our clients individually represented less than 2% of our total sales revenues. We therefore do not anticipate becoming dependent upon any single customer or group of customers.

Our Staffing Services

We provide the following healthcare staffing services to our clients:

•	Contract Placement: We provide temporary placements of our healthcare professionals with our clients on an as-needed basis for a specified period of time at an established hourly rate. Contract assignments range from a day to 52 weeks, with the average temporary assignment lasting approximately 24 weeks. For each contract placement, we charge an hourly rate which may vary depending on the position, the candidate’s qualifications, the length of the assignment and the current market demands. During fiscal 2003, our temporary placement fees generally ranged from $16 to $75 per hour.

•	Contract to Hire Placement: We provide “contract to hire” placements of our healthcare professionals with our clients pursuant to our “Try Before You Buy” program. Under these arrangements, we provide placements of our healthcare professionals that are initially on a temporary basis but which give our clients the option of hiring the healthcare professionals on a full-time basis. This service enables clients to “try before they buy” by allowing them to evaluate a consultant’s performance before committing to a permanent hire. Our clients hire approximately 85% of our allied healthcare personnel permanently. For each contract for hire placement, we initially charge hourly placement fees. Upon converting the healthcare professional to permanent employee of the client, we charge a conversion fee based on a percentage of the individual’s initial annual salary (generally 20%). That percentage, however, typically is reduced based on the number of hours the candidate has billed once the term of the contract exceeds six months.

•	Permanent Placement: We conduct nationwide searches for our clients’ particular staffing needs, assess and evaluate potential candidates and provide referrals to our clients of the most qualified candidate. For each permanent placement, we charge a placement fee based on the candidate’s initial annual salary. Our permanent placement fees generally range from $2,000 to $12,000.

•	HR MedTech Program: We provide outsourced human resource services on behalf of our clients to supplement their internal human resources department pursuant to our HR MedTech Program. Under this program, we will (a) assist the client in locating and recruiting candidates for available positions; (b) interview the candidate; (c) screen the candidate’s background and work history; (d) negotiate a salary and benefits package; and (e) provide consulting with respect to retaining the employee. The client remains ultimately responsible for deciding whether to hire the candidate and for all liability associated with that employee once hired. During fiscal 2003, for each such engagement, we charged a retainer of approximately $4,500 per month.

•	“$2.00 Employee” Program: We provide an outsourcing solution for our clients pursuant to our “$2.00 Employee” Program which enables our clients to reduce their human resource related costs and liabilities by having us put a particular candidate on our payroll as our employee while that person works for the client. In connection with this program, our clients retain the option of hiring “$2.00 Employee” placements as their own employees at any time. During fiscal 2003, for each such engagement, we charge the client an hourly rate equal to $2.00 per hour above all of the costs that we incur in connection with employing that candidate (i.e., hourly wage, benefits, insurance and taxes).

Our Staffing Personnel

Our staffing placements are generally nurses and allied health personnel, a category in which we include various professionals and administrative staff. In addition, a small percentage of our staffing placements are doctorate-level professionals. Our three main categories of placements are as follows:

Nurses: This category accounted for approximately 65% of our placements and approximately 59% of our sales revenue for the year ended December 31, 2003, and includes the following positions:

• Certified Nursing Assistant	• Nurse Practitioner
• Licensed Practical Nurse	• Registered Nurse

Allied Health Personnel: This category accounted for approximately 34% of our placements and approximately 40% of our sales revenue for the year ended December 31, 2003, and includes the following positions:

• Case Manager	• Medical Sonographer
• Chiropractic Assistant	• Medical Laboratory Assistant
• Clinical Operations Specialist	• Occupational Therapist
• Cytogenetic Technologist	• Paramedic

• Data Entry Clerk	• Pharmacist
• Dental Assistant	• Pharmacist Technician
• Dental Technician	• Phlebotomist
• Dialysis Technician	• Physician’s Assistant
• Dietitian	• Physical Therapist
• Emergency Medical Technician	• Radiological Technician
• HEDIS Auditor	• Respiratory Therapist
• Home Health Aid	• Speech Therapist
• Medical Assistant	• Surgical Assistant
• Medical Biller	• X-ray Technician
• Medical Secretary

Doctorate Level: This category accounted for approximately 1% of our placements and approximately 1% of our sales revenue for the year ended December 31, 2003, and includes the following positions:

• Anesthesiologist	• Obstetrician and Gynecologist
• Chiropractor	• Dentist
• Specialty physicians such as Oncologists, Podiatrists and Pediatricians

Recruiting and Retention of Staffing Personnel

To recruit and retain healthcare professionals, we offer flexible assignments that allow them to tailor their particular schedules to meet their individual lifestyles and personal demands. We also offer competitive compensation, a variety of positions at multiple healthcare facilities, and the opportunity to learn new skills and technology. We do not charge our candidates for our placement services. This flexibility and variety enables our professionals to evaluate each particular work environment before committing to a permanent position.

We seek to provide more fulfilling assignments for our candidates through a placement process designed to ensure a proper fit between the candidates’ needs and skills and those of our clients. Key participants in the placement process are our staffing recruiters, who are responsible for locating candidates and establishing and maintaining relationships with them for the duration of the candidates’ employment with us. The staffing recruiters work closely with each candidate, starting with our initial interview and screening process and continuing through the placement process with the client. This includes maintaining a regular dialogue with the candidates, remaining available to address the candidates’ concerns regarding current assignments and future opportunities and providing other related position support and guidance.

The synergies within our placement process and the relationships between our staffing recruiters and our candidates result in an efficient and suitable staffing placement that is intended to satisfy the needs of the candidate and the client. We believe that our relationship with the candidate and our ability to meet the candidate’s employment goals are contributing factors to our ability to retain quality candidates.

We currently maintain an active database of over 45,000 regional candidates within the categories of healthcare professionals listed above. We continuously update our candidate database using the following sources:

•	state government and licensing agency lists;

•	our internet website, which allows candidates to review our business profile, scan available assignment opportunities, and apply on-line;

•	employee databases purchased from third parties;

•	electronic sourcing websites such as Monster, Career Link, and the Employment Guide, which we access for a subscription fee;

•	networking through referrals and other information gathered from existing consultants;

•	outsourcing from existing clients; and

•	advertisements in newspapers.

Staffing Personnel Screening and Placement Process

As part of our own candidate screening process, our recruiters conduct a comprehensive telephone interview and an in-person interview of each candidate to assess the candidate’s skills, experience, compensation requirements and employment goals. As part of this interview and screening process, our recruiters review the candidate’s resume, licenses, and vaccination records. We also train and test the candidate in the applicable privacy requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Next, our recruiters contact the candidate’s references to verify the candidate’s qualifications and perform a background check, including a criminal record check and license verification, when applicable. The information gathered in this process is compiled into our computer database so that it can be accessed quickly and easily for cross-referencing with clients and available assignments.

Following the in-person interview and comprehensive background verification process, our recruiters work with our staffing coordinators and account executives to determine which available positions match the candidate’s skills and requirements. This is accomplished partly through the use of our computer database, which is able to match available positions with our clients with the candidates’ skills, salary needs and geographic requirements. Once an assignment has been selected, the recruiter prepares the candidate’s resume package and submits it to the coordinator for review. The resume package is then submitted to the client for review and we place a follow-up call to the client shortly thereafter to finalize the placement process.

We continue to contact and monitor the performance of our healthcare professionals while they are on assignment with our clients. This is accomplished through telephone calls with the consultant and the client that are designed to evaluate the consultant’s performance. Once the assignment has been completed, we may again survey the consultant and the client to gain information for our database that we can use to maintain the high quality of our staffing services and increase the level of consultant satisfaction.

Agreements With Staffing Personnel

Each candidate who is on assignment with a client is on our payroll as an at-will employee. We pay our staffing personnel on an hourly basis (including overtime compensation), along with any specific benefits the individual may be entitled to receive in connection with the particular assignment. The hourly rate is generally based on the particular client with whom the candidate is placed, the type and length of assignment and the candidate’s skills.

Each candidate executes a confidentiality and non-solicitation agreement that prohibits the candidate from using information gained through meeting and working with us to obtain employment independent of us. Candidates also execute an agreement requiring them to comply with HIPAA’s confidentiality provisions concerning protected health information.

Intellectual Property

Our business and competitive position are dependent upon our ability to protect the proprietary information we use in our business. We will rely on patent and trade secret law and nondisclosure and other contractual arrangements with our healthcare staffing personnel, our other employees and our clients to protect such proprietary information. Despite our efforts to protect such proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. There can be no assurance that others will not independently develop substantially equivalent proprietary information or products or that we can effectively protect our rights to unpatented trade secrets or other proprietary information.

On March 25, 2002, we applied for trademark protection of our “$2.00 Employee” service product name with the United States Trademark and Patent Office. This application is pending, and we do no know when a trademark for this name will be granted, if at all.

Operations and Offices

Generally. We operate our healthcare staffing business through a regional sales model that utilizes regional branch offices to service the clients located within their territories. Each branch office serves as our direct contact point with our clients and healthcare professionals. Each office is therefore responsible for contacting, establishing and maintaining business relationships with clients and for marketing its services in its region. Similarly, each office is responsible for recruiting healthcare professionals for assignments with the clients. Administrative functions and other key support functions, however, are performed from the corporate headquarters office in Pittsburgh, Pennsylvania, including billing and collections, payroll processing, benefits administration, contract processing and risk management.

Office Locations. The following is a list of our offices, the date we began operating each office and the states they have serviced:

LOCATION	OPENING DATE	STATES COVERED
Pittsburgh, PA	December 16, 1999	Pennsylvania, Virginia, West Virginia, District of Columbia

Murrysville, PA	*	Pennsylvania

Cleveland, OH	August 15, 2002	Ohio, Indiana

Boca Raton, FL	December 15, 2002	Florida

*	We acquired the Murrysville, Pennsylvania office in December 2003 as part of the acquisition of certain assets of Superior Staffing.

Corporate Headquarters. Our corporate headquarters office is our largest office and is located in Pittsburgh, Pennsylvania. The corporate headquarters office serves as the administrative center for all of our offices’ operations. Our administrative staff is responsible for all aspects of the billing and payment process, including gathering all of the candidates’ timesheets on a weekly basis, processing that information to create client invoices, distributing the invoices on a weekly basis, payroll processing, benefits administration, contract processing, risk management and payment collection. The administrative staff also performs key support activities such as payroll processing in conjunction with a third party provider of such services, vendor contract processing, and record-keeping and accounting functions. In addition, the office serves as our sales office for Western Pennsylvania, West Virginia and parts of Ohio.

Following our acquisition of Superior Staffing in December 2003, we divided the sales functions of the corporate headquarters office into a nursing sales division and an allied health sales division. Each division is run by a manager who is responsible for overseeing the daily operations of the division, developing and maintaining client relations and assisting in the candidate placement process. Within each division, our account executives are responsible for sales, recruiting and coordinating placements.

The corporate headquarters office has a total of 23 internal employees in roles as officers, managers, account executives and administrators. At the end of 2003, we had approximately 710 healthcare professionals who were our employees while on assignments with clients serviced by the corporate headquarters office.

Branch Offices. We generally employ a branch manager, account executives and an administrative assistant for each of our branch offices. The branch manager is responsible for the daily operations of the office and for developing local client relations, negotiating agreements, establishing billing rates and advertising services. The account executives are responsible for sales, recruiting and coordinating placements. The administrative assistant is responsible for compiling billing and payment records and other administrative documents and forwarding them our corporate headquarters office.

We generally utilize approximately eight employees, including two branch managers, to operate the branch offices in Ohio and Florida. In addition, we have a regional manager who works in the corporate headquarters office but also oversees these branch offices to assist with the cross selling of national clients, the exchange of information, efficiencies and sales between offices, as well as provide on-going training and supervision. In 2003, we had, on average per week, approximately 59 candidates who were our employees while on assignments with clients serviced by the Ohio branch office and 35 candidates, on average per week, who were our employees on assignments placed through our Florida branch office.

Information Systems

Our primary management and communications systems are centralized and controlled in our corporate headquarters and are utilized in each of our offices. Our healthcare staffing operations are supported and enhanced by our computer information system called “RESUMATE,” which facilitates easy interaction between our sales and recruiting activities. As a result, we are able to staff and renew job assignments quickly and efficiently. Our information system was developed for staffing operations such as ours so it is designed to store, compile, access and analyze virtually all of our client information, such as contact information, skill and licensing requirements and preferences, bill rates, job descriptions, and business hours, along with all of our candidate information, including contact information, educational background, skills and qualifications, employment history, license status, job preferences and performance ratings. The system also performs integrated scheduling functions. The system is accessible to all of our employees and is capable of accommodating significant future growth in our business.

Our financial and management reporting is managed through software packages from Intuit Financial and RESUMATE. These systems enable us to manage our accounts receivable, accounts payable, general ledger and billing functions. These systems are also designed to accommodate significant future growth in our business. We presently process our own payroll but we continue to outsource the printing, tax deposit and reporting functions to a national payroll service.

Growth Strategy

Generally. We intend to meet a greater portion of the demand for healthcare staffing services through (1) the implementation of our acquisition strategy, (2) the establishment of new branch offices into regions not currently served by us, (3) the creation of a franchising program, (4) the expansion of our candidate pool and (5) the augmentation of our client and preferred provider relationships.

Acquisitions of Complimentary Businesses. We intend to continue exploring the acquisition of complimentary companies to broaden and strengthen our market presence and service capabilities throughout the United States. We intend to accomplish this goal by pursuing healthcare staffing companies located in larger metropolitan markets along the east, west and Gulf coasts of the U.S. that have a proven history of profitable operations and effective management teams that are willing to join us following the acquisition. We may also search for healthcare staffing companies that, although operating in our service market, do not offer certain services that we offer. Acquiring such companies will allow us to market complimentary service products to the acquisition company’s existing client base and to our own clients. Our acquisition strategy is intended to result in increased operating efficiencies through the integration of back-office and other administrative functions.

As of March 25, 2004, we had executed non-binding letters of intent to acquire four healthcare staffing companies located in New England, Florida, Texas and Northern California. We have continued to move forward with due diligence reviews of these companies’ financial and other business-related information. The completion of each of these proposed transactions is subject to a number of conditions including completing to our satisfaction a due diligence review of each target company’s financial and other business-related information, the completion and execution of definitive agreements effecting the sale and the transition that include certain representations, warranties and covenants that are customary in such a transaction, the securing of financing satisfactory to us, if necessary, and the execution of agreements with certain employees of each target company that include non-competition covenants. We do not know whether these transactions will be completed in a timely manner, if at all, or whether we will be able to realize the expected benefits from these transactions. Please see our risk factors regarding our acquisition strategy.

Establishing New Branch Offices. We will continually evaluate opportunities to open branch offices in metropolitan areas that have a strong demand for our services, a significant hospital presence, a population exceeding two million people and a viable pool of healthcare professionals from which to recruit.

Creating A Franchising Program. We are currently developing a franchise system for the MedTech Medical Staffing brand and operations. We have retained McGrow Consulting to review our business to determine appropriate franchise services, policies and strategies, analyze the franchise concept and determine the best ways to structure controls and disclosure documents, provide us with key information concerning an operating budget and growth plan and prepare a marketing program to market and sell franchises.

The target market for our franchise program will be U.S. metropolitan areas that have a minimum population of two million people over the age of forty-five. We intend to charge franchisees a franchise fee and an annual royalty fee ranging between 7% and 24% of the franchise’s annual revenues, which amount will depend, in part, upon the level of support we provide to the franchisee’s operations. We intend to provide to each franchisee:

•	the use of the MedTech name and business operations plan;

•	marketing materials;

•	training at our corporate headquarters office and at the franchisee’s office;

•	access to our “RESUMATE” information system; and

•	use of the corporate headquarters office’s administrative and other back-office services.

Increasing Our Supply of Qualified Healthcare Professionals. We intend to use our recruiting efforts to continue to expand our network of qualified healthcare personnel. We have achieved substantial growth in our network of candidates over the past two years and intend to continue this growth via the following:

•	improving the productivity of our recruiting staff;

•	increasing the number of referrals from existing candidates;

•	expanding our advertising presence to reach more of our targeted healthcare professionals;

•	using the internet and our website to expand our advertising reach and accelerate our recruiting cycle; and

•	expanding the number of geographic regions from which we can recruit.

Expanding Client and Preferred Provider Relationships. We intend to continue expanding and strengthening existing relationships with hospitals and other healthcare facilities while simultaneously developing new relationships. Toward this end, we have expanded our team of Account Executives and our management team. This expansion should enable us to better understand and serve the needs of our healthcare facility clients. Additionally, we intend to establish exclusive and preferred provider relationships with existing and prospective hospital and healthcare facility clients. We believe that, as we experience immediate expansion of our operations through acquisitions of existing healthcare staffing companies, we will increasingly be able to cross sell our expanded and integrated services to clients in regions where we previously had no presence.

Leveraging Regional Relationships. We have client relationships with entities that operate in a particular region as part of a national organization. As we continue forward with our plans to expand our operations throughout the U.S., we will seek to leverage those client relationships to obtain relationships with the related national organizations to gain additional contracts and service opportunities.

Competition

The healthcare staffing industry is highly competitive and operates in a highly fragmented market composed of national, regional and local firms. We compete with these firms to attract nurses and other healthcare professionals and to attract hospitals and other healthcare facilities as clients.

We compete for healthcare professionals on the basis of employee satisfaction, the quantity, quality and diversity of assignments available, compensation packages, and the benefits that we provide while the healthcare professional is on assignment. Our ability to compete for healthcare professionals is dependent upon our ability to:

•	continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs;

•	compete effectively against other staffing companies for nursing professionals and other allied health personnel;

•	provide temporary healthcare professionals with assignments that they view as attractive and provide them with competitive benefits and wages; and

•	effectively manage the costs of attracting temporary healthcare professionals.

We compete for hospital and healthcare facility clients on the basis of the quality of our healthcare professionals, the timely availability of our professionals with the requisite skills, the quality, scope and price of our services, our recruitment expertise and the geographic reach of our services. Our ability to compete for these clients is dependent upon our ability to:

•	provide high quality personnel who meet our clients’ specifications within the requisite time period;

•	competitively price our services;

•	monitor our employees’ performance;

•	maintain close contacts and working relationships with the decision makers at the client sites;

•	grow and increase the number of regions in which we do business;

•	maintain a positive reputation in the healthcare community; and

•	increase recognition of our MedTech name.

Many of our competitors have substantially longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than we have. More established firms have a greater mass of available healthcare professional candidates and more substantial word-of-mouth client and healthcare professional referral programs. Our competitors are able to conduct extensive marketing campaigns that we are financially unable to conduct. Larger firms generally have larger, more comprehensive infrastructure and can also more easily provide payroll services, which are cash flow intensive. In addition, these companies may create more attractive pricing to potential clients.

Some of our competitors in the healthcare staffing industry include Cross Country, AMN Healthcare Services, Nursefinders, Adecco, Maxim, Medical Staffing Network, Carol Harris Staffing and Stat Staffing.

Government Regulation

Generally. The healthcare industry generally is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Although our healthcare staffing business is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry, the laws and regulations that are applicable to our healthcare professionals as well as to our hospital and healthcare facility clients could indirectly impact our business.

Professional Licensure. Nurses and certain other healthcare professionals that we employ are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff are often required to be certified to provide certain medical care, such as cardiopulmonary resuscitation (CPR) and advanced cardiac life support (ACLS), depending upon the positions in which they are placed. We take reasonable steps to ensure that our healthcare professionals have the necessary licenses and certifications by verifying with all appropriate state agencies that a current license is on file or registered for each employee.

Business Licenses. Some states require state licensure for businesses that, for a fee, employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities to support or supplement the hospitals’ or healthcare facilities’ work force. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. We currently are not required to maintain such licenses at our business locations in Pennsylvania, Ohio, or Florida, but we may be required to obtain such licenses in future business locations. We do maintain the governmental registrations and identification numbers required to operate in each state where we currently conduct our business.

Regulations Affecting Our Clients. Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Such limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

Recent Healthcare Regulatory Developments. The United States Congress has considered several comprehensive healthcare reform proposals to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies.

Such proposals are generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures, which may include reduced spending by hospitals and other healthcare facilities for healthcare staffing needs. If this were to occur, we will have fewer business opportunities and our revenues will be adversely affected. In addition, state governments have proposed legislation that would limit the amounts that temporary staffing companies may charge and the implementation of a sales tax to be imposed upon staffing services such as ours. These laws would adversely affect our business opportunities, revenues and margins.

Regulations Applicable to Our Business. Our business is subject to extensive regulation by numerous governmental authorities in the United States. These complex federal and state laws and regulations govern, among other things, the licensure of professionals, the payment of our field employees (e.g. wage and hour laws, employment taxes and income tax withholding, etc.) and the operations of our business generally. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources.

Franchising Activities. Our proposed franchising activities pertaining to our medical staffing business will be subject to Federal Trade Commission regulation and state laws that regulate the offer and sale of franchises. The Federal Trade Commission’s Trade Regulation Rule on Franchising and certain state laws require that we furnish prospective franchisees with a franchise offering circular containing information required by that federal rule on franchising and applicable state laws and regulations. We will also be required to comply with a number of state laws that regulate some substantive aspects of our relationship with potential or actual franchisees. Such laws may limit our ability to:

•	terminate or not renew a franchise without good cause;

•	interfere with the right of free association among franchisees;

•	disapprove the transfer of a franchise;

•	discriminate among franchisees with regard to charges, royalties and other fees; and

•	place new offices near existing franchises.

If we or our clients fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders. In addition, the extensive and complex laws that apply to our hospital and healthcare facility clients could indirectly affect the demand, or the prices paid, for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in certain programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

Employees

As of December 31, 2003, we had approximately 35 corporate employees and during 2003 an average of approximately 155 full time equivalent healthcare staffing professionals. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with our employees to be good.

Risk Factors

In addition to the other information included in this Annual Report on Form 10-KSB, we are subject to the following risk factors:

Our success will depend on our ability to successfully manage significant changes in our business.

In February 2003, we completed the acquisition of Better Solutions, Inc. This resulted in a significant change in our business, including the development of new services and the targeting of new markets. These changes have placed, and are expected to continue to place, significant demands on our management, operational and financial resources. If we fail to successfully manage these significant changes, or if such changes fail to result in increased sales of our services, our future revenue, net income and prospects for our business will be materially and adversely affected.

We have experienced net losses in the past, and we may be unable to achieve or maintain profitability in the future.

We incurred a net loss of $31,578 for the year ended December 31, 2003. In addition, we expect to incur significant expenses in connection with the integration of Superior Staffing’s assets into our business and the continued expansion of this business. As a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot predict whether our business will achieve or sustain profitability in any future period.

If we are unable to attract qualified healthcare personnel, we will be significantly limited in our ability to grow our staffing business.

We rely significantly on our ability to attract and retain nurses and other healthcare personnel who possess the skills, experience and credentials needed to meet the specific requirements of clients of our healthcare staffing services. We compete for healthcare staffing personnel both with other healthcare staffing companies and with actual and potential clients. There currently is a shortage of qualified nurses in most areas of the U.S. and competition for nursing personnel is increasing. This shortage of nurses and other qualified healthcare personnel limits our ability to grow our staffing business. If we are unable to attract qualified nurses and other healthcare professionals for our healthcare staffing business, our brand name reputation, revenues and potential profitability will be negatively impacted.

If the costs of attracting and retaining qualified nurses and other healthcare personnel rise more than anticipated, such increased expenses could negatively impact our gross margins.

We compete with other healthcare staffing companies as well as hospitals and our clients for qualified nurses and other healthcare personnel. Competition for healthcare personnel may also lead those seeking such personnel to offer increased hourly wages and other benefits as inducements. If we do not raise wages and benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. If, however, we raise wages and benefits to meet the competition but are unable to pass the additional costs along to our clients, our margins could decline.

Decreases in patient occupancy at our clients’ facilities may result in a decreasing demand for our services.

The general level of patient occupancy at our clients’ healthcare facilities significantly affects demand for our healthcare staffing services. Fluctuations in patient occupancy at our clients’ hospitals and healthcare facilities are unpredictable and may adversely affect the demand for our services, reduce our revenues and prevent us from being profitable. As patient occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. In contrast, as patient occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees. Accordingly, any such patient occupancy decreases will negatively affect our revenues and potential profitability.

If we are unable to complete acquisitions on terms that are favorable to us, or at all, or if we are unable to effectively integrate acquisitions into our operations, we may be unable to grow our business.

Our growth strategy is primarily driven by increasing our geographic presence and market share in the U.S. through strategic acquisitions of companies that complement or enhance our business. Competition for acquisitions could limit our ability to grow via this strategy or could increase the prices of acquisitions which could make them less accretive to our earnings or otherwise unattractive to us.

Acquisitions and expansions of our operations typically involve significant cash expenditures, debt incurrence, shareholder dilution and integration expenses that could have a material adverse affect on our financial condition and results of operations. Accordingly, our growth strategy depends on us obtaining the necessary financing at favorable terms. While we may seek financing through traditional bank financing or debt equity offerings, which offerings may dilute the ownership interests of existing shareholders, it is possible that we will not be able to obtain such financing on terms favorable to us, or at all. If we are unable to obtain such financing, we may have to curtail or even cease our expansion plans and/ or our operations.

Acquisitions and expansions of our operations also place significant demands on our managerial, operational and information systems. Thus, any acquisition or expansion may ultimately have a negative impact on our operations and financial condition.

The process and results of integrating acquisitions into our operations may also negatively affect our business in the following ways:

•	potential loss of key clients or employees of acquired companies;

•	difficulties integrating acquired personnel and distinct cultures into our business;

•	difficulties integrating acquired companies into our operations, financial planning and reporting systems and information systems;

•	diversion of management attention and resources from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with applicable laws, regulations and rules.

Other risks and factors applicable to acquisitions include adverse short term affects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies and the failure to achieve anticipated benefits such as cost savings and synergies. Some or all of these risks and factors could disrupt our business, distract management and employees, increase expenses and adversely affect our results of operations. Furthermore, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations.

We are dependent on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. These systems are critical to our core business because they are used to identify and match healthcare personnel with available client assignments. They are also used for billing, payroll and accounting functions. Although our information systems are protected through physical and software-based safeguards and the use of backup remote processing capabilities, the systems remain vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify and fulfill business opportunities quickly, to process and maintain sales and recruiting records and to perform billing and payroll functions quickly and reliably. Should the proper functioning of our information systems be adversely affected, our basic business functions and brand name reputation will be negatively affected.

Our dependence on short term, non-exclusive contracts makes us vulnerable to loss of customers.

Our revenues are dependent upon the temporary staffing needs of our clients but we typically do not have long-term contracts or exclusive agreements with them. As a result, our business is dependent upon our ability to continually secure new staffing assignment orders from our clients. This process is dependent upon our ability to successfully compete against our competitors, maintain positive relationships with our clients, promote our brand name, and provide quality healthcare professionals to our clients. If we fail to secure new staffing orders, our revenues will be negatively affected.

Any failure by any of our healthcare professionals or us to comply with applicable regulations may result in fines or injunctions against the operation of our business.

Our healthcare staffing business is subject to numerous and complex federal and state laws and regulations relating to, among other things, the licensure of professionals, the payment of our field and internal employees (i.e., wage and hour laws, employment taxes, income tax withholdings, etc.), and our operations in general. If we fail to comply with these laws and regulations, we could incur civil and/or criminal penalties and equitable remedies. Similarly, a failure by any of our employees or healthcare staffing personnel to follow all applicable laws and regulations, our internal policies, or the clients’ policies could result in negative publicity or legal liability for us.

Healthcare providers recently have become subject to an increasing number of legal actions alleging malpractice and related legal theories. We may be subject to liability in such cases even if our contribution to any damage was minimal. Additionally, we may be subject to claims relating to torts or crimes allegedly committed by our internal employees and our healthcare staffing personnel in the field. Many of these actions involve monetary damage claims and significant defense costs. We may also be required to indemnify and defend clients against some or all of these risks.

A key component of our business is the screening or credentialing process utilized in selecting healthcare staffing personnel for assignments with clients. Although the client is ultimately responsible for performing its own screening process and deciding whether or not to utilize the candidate, the client will be relying on our reputation and screening process. Errors in this process, including a failure to detect a candidate’s poor or inaccurate history, could negatively affect our reputation and lead to legal liability in certain circumstances.

Future changes in reimbursement trends could hamper our clients’ ability to pay us.

Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.

We maintain insurance coverage, including professional liability insurance and workers compensation insurance, to protect against the cost of claims against us relating to the actions of our employees. Our insurance coverage, however, may not cover all claims against us. Furthermore, the costs associated with obtaining and maintaining appropriate insurance coverage for our business has been increasing. If these costs continue to increase materially, it will negatively affect our margins and adversely impact our financial condition.

Our principal stockholders will be able to substantially influence the outcome of all matters submitted to our stockholders for approval, regardless of the preference of our other stockholders.

Richard E. McDonald, who is our President and Chairman of the Board of Directors, and Marc D. Roup, who is our Chief Executive Officer and member of the Board of Directors, together own approximately 51% of our outstanding common stock. Accordingly, acting together, they will be able to substantially influence the election of directors (our Board currently has four members, two of whom are independent), management and policies, and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

We are dependent upon certain of our employees.

Messrs. McDonald and Roup make the majority of our management decisions. Mr. McDonald is essential to our operations because he oversees the financial, sales and operational aspects of our business. Mr. Roup is responsible for training new employees and for certain operational duties involving the establishment of new branch offices. Although we have “key man” life insurance covering them, we have no agreement with them that would prevent them from leaving us, nor is there any assurance that we would be able to hire and retain someone to replace either one of them. If we were to lose the services of either individual, it may have a material adverse impact on our business. A loss of their services may also adversely affect our $250,000 revolving line of credit with PNC Bank because their personal residences are collateral for that credit.

Certain of our stockholders have demand rights that can cause us to file a registration statement under the Securities Act covering resales of their stock, which sales could cause our stock price to decline.

Under the terms of certain agreements we have with several of our stockholders, we are required to file, at our expense, a registration statement under the Securities Act of 1933 covering the resale of their shares. Such registration statement must become effective on or about August 24, 2004. These agreements represent 4,850,000 shares of our outstanding common stock and warrants to purchase up to 5,333,330 shares of our common stock. If we do not meet this deadline, we must pay per month an amount equal to 3% of the purchase price for those shares covered by the private placement transaction completed on December 24, 2003 until such time as the holders of such shares no longer hold more than 20% of those shares. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and are subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

We cannot predict whether we will be able to meet the deadlines for registration set forth in such agreements. We also cannot predict what effect, if any, market sales of shares held by any stockholder will have on the market price of our common stock.

There may be limited liquidity in our common stock and its price may be subject to fluctuation.

There is only a limited market for our common stock, which is currently traded on the OTC Bulletin Board. We can provide no assurances that we will be able to have our common stock listed on an exchange or quoted on Nasdaq or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market for our common stock, the market price of our common stock will be materially and adversely affected.

Securities and Exchange Commission rules concerning sales of low-priced securities may hinder re-sales of our common stock.

Because our common stock has a market price that is less than five dollars per share, our common stock is not listed on an exchange or quoted on Nasdaq and is traded on the OTC Bulletin Board. Brokers and dealers who handle trades in our common stock are subject to certain SEC disclosure rules when effecting trades in our common stock, including disclosure of the following: the bid and offer prices of our common stock, the compensation of the brokerage firm and the salesperson handling a trade and legal remedies available to the buyer. These requirements may hinder re-sales of our common stock and may adversely affect the market price of our common stock.

Web Site Postings

We make our annual report on Form 10-KSB and quarterly reports on Form 10-QSB filed with the U.S. Securities and Exchange Commission available to the public free of charge through our website at www.better-solutionsinc.com as soon as is reasonably practicable after making such filings. The information found on our website, or that may be accessed through our website, is not part of this report and is not incorporated herein by this reference.

ITEM 2. PROPERTIES

We do not own any real property. Our principal leases as of March 23, 2004, are discussed below. We believe that our leases provide sufficient space for our needs and that adequate space can be obtained to meet our foreseeable business needs.

Corporate Headquarters. Our corporate headquarters is currently located at 300 Penn Center Boulevard, Suite 201, Pittsburgh, Pennsylvania, and is comprised of 2,277 square feet. Because this space is no longer sufficient for our operations, we have entered into a lease agreement with our current landlord for additional space in a different office building within the same office complex and will be relocating to that space on or about April 15, 2004. The new office will be located at 700 Penn Center Boulevard, Suite 111, Pittsburgh, Pennsylvania, and will be comprised of 4,632 square feet. The lease will expire in April 2010.

Ohio Branch Office. Our branch office in Independence, Ohio, a suburb of Cleveland, Ohio, is located at Suite 900, Crown Centre, 5005 Rockside Road. The office space is comprised of approximately 2,000 square feet. The lease is for 39 months and expires in May 2007.

Florida Branch Office. Our branch office in Boca Raton, Florida is located at One Boca Place, 2255 Glades Road, Suite 324-A. The office space is comprised of approximately 900 square feet, with 2,600 square feet of common area. The lease expires in January 2005.

Superior Staffing Solutions, Inc.’s Office. That part of our business that was formerly known as Superior Staffing Solutions, Inc. operates from 4241 William Penn Highway, Murrysville, Pennsylvania. The office is comprised of approximately 2,300 square feet and the lease will terminate on or about April 30, 2004, at which time those operations will be relocated to the corporate headquarters office’s new space at 700 Penn Center Boulevard, Suite 111, Pittsburgh, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various claims and legal actions in the ordinary course of our business, which matters may include professional liability issues, contract disputes, payroll and employee-related matters and inquiries by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity.

Our healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our healthcare personnel. From time to time, and depending on the particular facts and circumstances, we may be subject to indemnification or other similar obligations relating to these matters. At this time, we are not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Generally. Our common stock has traded on the OTC Bulletin Board since June 26, 2003, under the symbol “WHAI”. The following table sets forth, for the periods indicated, the high and low bids as reported by the OTC Bulletin Board. The prices in the table may not represent actual transactions. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions.

	High	Low
2003
Second Quarter	$1.90	$1.70
Third Quarter	$2.20	$0.54
Fourth Quarter	$1.45	$0.58

As of April 19, 2004, the last reported sale price of our common stock on the OTC Bulletin Board was $2.84.

As of February 28, 2003, there were approximately 81 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

Dividends. We have never paid or declared cash dividends on our common stock. We currently intend to use available cash from operations in the operation and expansion of our business or to retire debt. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Share Redemptions. On December 6, 2003, we redeemed 8,000,000 shares of common stock each from Messrs. McDonald and Roup. We did not provide any consideration or compensation in connection with these redemptions. We effected these redemptions to reduce the long-term dilutive effect on our future earnings per share that would have been caused if these shares remained outstanding. Because we did not pay any consideration or compensation in connection with the redemptions, they did not have a material adverse affect on our cash position.

Effective December 15, 2003, in conjunction with the private placement of 2,750,000 shares of our common stock on December 24, 2003, we redeemed 1,375,000 common shares each from Messrs. McDonald and Roup. We did not provide any consideration or compensation in return for the redemption of the common stock.

Private Placement Transactions. Below are descriptions of the private placement transactions that we completed in December 2003 and January 2004.

On December 24, 2003, we sold to Barron Partners, LP and certain investors (“Investors”) an aggregate of 2,750,000 shares of our common stock at $0.60 per share for an aggregate purchase price of $1,650,000 (“Investment Shares”). In connection with this transaction, we also issued to the Investors three types of warrants, all of which expire five years from the date of issuance. The Investment Shares and the Warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

The first series of warrants (the “First Warrants”) provide the Investors the right to purchase up to 3,333,300 shares of our common stock. The First Warrants have an exercise price of $0.60 per share, resulting in proceeds of $2,000,000 to us upon their full exercise. The First Warrants contain a put provision providing that, if at any time prior to April 22, 2004 we enter into a definitive purchase agreement with a company that meets certain predefined criteria stated therein, we may require the Investors to exercise the First Warrants in whole.

The second series of warrants (the “Second Warrants”) provide the Investors the right to purchase 1,000,000 shares of our common stock. The Second Warrants have an exercise price of $1.50 per share, resulting in proceeds of $1,500,000 to us upon their full exercise. We may call, for $0.001 per warrant, the Second Warrants if the average price of our common stock exceeds 125% of the exercise price for twenty consecutive trading days and a registration statement that registers the shares underlying the Second Warrants for resale has been declared and remains effective for the same twenty consecutive trading days.

The third series of warrants (the “Third Warrants” and, together with the First Warrants and Second Warrants, the “Warrants”) provide the Investors the right to purchase 1,000,000 shares of our common stock. The Third Warrants have an exercise price of $2.00 per share, resulting in proceeds of $2,000,000 to us upon their full exercise. We may call, for $0.001 per warrant, the Third Warrants if the average price of our common stock exceeds 125% of the exercise price for twenty consecutive trading days and a registration statement that registers the shares underlying the Third Warrants for resale has been declared and remains effective for the same twenty consecutive trading days.

In connection with this transaction, we entered into a registration rights agreement. That agreement, in part, provides certain registration rights to the Investors, establishes payments to them based on a percentage of the purchase price of the Investment Shares and Warrants if certain registration obligations are unmet and contains customary cross-indemnification covenants between us and the Investors. We are required to cause the registration statement to become effective by August 24, 2004.

Following the exercise of the First Warrants, the agreement requires us to redeem up to 1,250,000 common shares each from Messrs. Roup and McDonald for no consideration or compensation.

We utilized the proceeds from the sale of our common stock for general business purposes, debt restructuring and to fund our acquisition of certain assets of Superior Staffing. The finder’s fee associated with this transaction was $75,000.

On January 22, 2004, we sold to certain investors an aggregate of 2,000,000 shares of our common stock at $1.00 per share for an aggregate purchase price of $2,000,000. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

In connection with this transaction, we entered into a registration rights agreement. This agreement provides, in part, certain “piggyback” registration rights that provide the investors the opportunity to register certain of their shares if we register any of our securities under the Securities Act of 1933 for our own account or for the account of others within a certain time period.

We previously indicated that we would redeem a total of 2,000,000 shares of common stock from Messrs. McDonald and Roup, and another shareholder for no additional consideration. As of March 25, 2004, that redemption has not occurred.

On January 30, 2004, we sold to Guerrilla Partners LP an aggregate of 100,000 shares of our common stock at $1.00 per share for an aggregate purchase price of $100,000. The shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

In connection with this transaction, we entered into a registration rights agreement. The agreement provides, in part, certain “piggyback” registration rights that give the investor the opportunity to register certain of its shares if we register any of our securities under the Securities Act of 1933 for our own account or for the account of others within a certain time period.

We intend to utilize the proceeds from the January sales of our common stock to the investors for general business purposes, debt restructuring and to fund our acquisition of certain assets of Superior Staffing. The finder’s fee associated with these two transactions was $62,000.

Other Transactions. In June 2003, the Company filed a Registration Statement on Form S-8 to register shares of its common stock for issuance to certain of its consultants and employees pursuant to written consulting and employment agreements and the Company’s 2003 Stock Grant Plan. The shares of common stock issued by the Company pursuant to the Form S-8 were issued in compliance with the requirements of Form S-8 and, to the Company’s knowledge, no such employee or consultant has transferred the shares in a manner that would violate the requirements of Form S-8.

In October 2003, the Company permitted and administered the transfer of 250,000 registered shares of the Company’s common stock issued in the name of one promoter (with whom the Company had engaged prior to the Company’s acquisition of 100% of the outstanding common stock of Better Solutions, Inc. to provide consulting services and subsequently terminated that engagement), to another promoter who would provide similar consulting services to the Company.

In December 2003, the Company filed a post-effective amendment to its Registration Statement on Form SB-2 to deregister all shares that remained unsold under the Registration Statement. The Registration Statement related to the sale of shares of the Company’s common stock by the selling stockholders named therein. To the Company’s knowledge, all shares sold by the selling shareholders under the Registration Statement were sold in accordance with the Plan of Distribution set forth therein.

In October 2003, the Company terminated its agreement with the law firm that provided legal services relating to securities regulation. Following that termination and in response to an auditors response letter requesting a description of all contingent liabilities or unasserted claims known to the law firm, the Company’s former counsel wrote a letter to the Company raising the following items: (1) the possible contingent liability as result of a transfer of shares between two parties that were previously or currently affiliated with the Company; (2) disclosure issues regarding possible agreements or transfers of shares among shareholders, current or former, in private transactions using an escrow account; and (3) disclosure issues regarding the possible transfer of shares being used for payment of services through an S-8 registration. After trying to address these items with the former counsel on several occasions without success, the Company has chosen to disclose the information needed to address the items raised in the letter as follows: (1) the shares did come to rest with the Company during the transfer and neither the transferor nor the recipient party can be designated as an affiliate of the Company; (2) the transfers among shareholders, current or former, in private transactions using an escrow account did not involve the Company nor did the Company benefit from any such transactions; and (3) the shares of common stock issued by the Company pursuant to the Form S-8 were issued in compliance with the requirements of Form S-8, pursuant to the Company’s 2003 Stock Grant Plan as disclosed in the Form S-8, and, to the Company’s knowledge, no such employee or consultant has transferred the shares in a manner that would violate the requirements of Form S-8.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See the “Forward-Looking Statements” discussion set forth just prior to Part I of this Annual Report on Form 10-KSB.

Overview

We are a provider of healthcare staffing services to hospitals and other healthcare facilities. We operate our healthcare staffing business under the name MedTech Medical Staffing and provide our clients with timely and flexible staffing solutions through either temporary or permanent placements of healthcare personnel. Our integrated staffing services are designed to meet all of our clients’ staffing requirements and include interviewing, screening and selecting our clients’ prospective employees. These services enable our clients to optimize their staffing needs in a flexible and timely manner while decreasing overall staffing costs. While we currently provide our healthcare staffing services principally in Pennsylvania, Ohio and Florida, we are continually seeking to expand our presence in other regions.

We typically provide staffing for nurses and allied health personnel, including doctorate-level and administrative personnel, to our clients pursuant to five types of arrangements:

•	Contract Placements

•	Contract to Hire Placements

•	Permanent Placements

•	HR Med Tech Program

•	$2.00 Employee Program

For the year ended December 31, 2003, our healthcare staffing operations represented 100% of our sales revenues, which totaled $3,693,000, representing an increase of 32% over the prior year total of $2,797,000. Gross profit for the year ended 2003 reached approximately $1,600,000, which was a 58% increase over the total in 2002. The increase in sales revenues was due primarily to our organic growth, including revenue generated by the new offices that we opened in Cleveland, Ohio and Boca Raton, Florida, and 3.8% growth in revenues attributable to the Pittsburgh, Pennsylvania office. These sales figures did not include the $5,508,000 in sales that Superior Staffing, achieved from January 1, 2003 until December 22, 2003, which is the date we acquired the majority of its assets.

During 2003, we directly placed or assisted in the placement of approximately 2,600 healthcare professionals. We derive our nurse and allied healthcare staffing revenue primarily from acute care hospitals, including community hospitals, teaching institutions, and trauma centers, private physicians’ practices, surgical and ambulatory care centers, nursing homes, pharmacies, medical clinics and insurance companies located in or near metropolitan areas. Currently, approximately 66% of our clients are acute care hospitals, clinics and surgical and ambulatory care centers.

In 2004, we intend to continue forward with our acquisition growth strategy by further exploring the acquisition of healthcare staffing companies throughout the United States that have a proven history of profitable operations and an effective management team that is willing to join us following the acquisition. As of March 25, 2004, we had executed nonbinding letters of intent to purchase four healthcare staffing companies.

We will seek to capitalize on opportunities in the temporary medical staffing market by providing actual solutions to our clients’ staffing problems, not merely temporary “fixes.” Although a temporary placement of a nurse or other candidate may momentarily alleviate a chronic staffing need, we believe that healthcare facilities may begin seeking value-added services for their personnel investments of time and money in the form of an actual solution to their personnel shortages. We intend to meet such a need by alleviating the temporary staffing problem with a candidate who is also qualified to remain with the client on a long-term basis, thereby solving the underlying personnel problem.

History

On February 20, 2003, we completed our acquisition of 100% of the outstanding common stock of Better Solutions, Inc. (“Better Solutions”), a healthcare staffing company, from its two shareholders, Richard E. McDonald and Marc D. Roup. In exchange for their stock in Better Solutions, we provided to Messrs. McDonald and Roup 33 million newly issued shares of our common stock, which represented approximately 82% of our common stock. As a result of the transaction, Better Solutions became our wholly owned subsidiary. In addition, a change in the voting control of our common stock occurred, our previous officers and directors resigned all positions held with us and Messrs. McDonald and Roup became our sole officers and directors at that time. This transaction was treated as a recapitalization of World Health Alternatives, Inc. Accordingly, the results of Better Solutions’ operations were combined with ours and are included in our consolidated financial statements for the years ended December 31, 2002 and 2003.

Prior to this transaction, we did not engage in the healthcare staffing business. Our operations now consist solely of the healthcare staffing business of Better Solutions. Better Solutions operated as a Pennsylvania limited partnership under the name Symtech Consulting L.P. from December 1999 until August 2000. Better Solutions was incorporated in the state of Pennsylvania on August 30, 2000. Since December 1999, Better Solutions has operated a healthcare staffing business based in Pittsburgh, Pennsylvania, under the name MedTech Medical Staffing.

We completed our first acquisition on December 22, 2003 by acquiring substantially all of the assets of Superior Staffing. Superior Staffing’s revenues from January 1, 2003 to December 21, 2003 were approximately $5,508,000. These revenues are not included in our financial results for the year ended December 31, 2003.

Revenue

We derive revenue principally from five sources:

•	Contract Placement Fees- We charge an hourly rate for all temporary placements. These hourly rates may vary depending on the position, the candidate’s qualifications, length of the assignment and the current market demands. Our temporary placement fees generally range from $16 to $75 per hour. Contract placement fees represented approximately 94% of our revenues for the year ended December 31, 2003.

•	Conversion Fees- We charge our clients a conversion fee when they hire our candidates permanently following a contract placement for a specified period of time. Our conversion fees are based on a percentage (generally 20%) of the individual’s initial annual salary. That percentage, however, typically is reduced based on the number of hours the candidate has billed once the term of the contract placement has exceeded approximately six months. Our conversion fees generally range from $2,000 to $6,500 per placement.

•	Permanent Placement Fees- We charge a permanent placement fee when a client hires our candidate on a permanent basis. The permanent placement fee is based on the candidate’s initial annual salary. Our permanent placement fees generally range from $2,000 to $12,000 per placement. Permanent placement fees and conversion fees together represented approximately 5.4% of our revenues for the year ended December 31, 2003.

•	“HR MedTech” Fees- We charge a monthly retainer with respect to the provision of services under our HR MedTech program. These fees are generally $4,500 per month. Such fees represented less than 1% of our revenues for the year ended December 31, 2003.

•	“$2.00 Employee” Fees- We charge an hourly rate equal to $2.00 plus all of the costs that we incur in connection with employing that candidate (i.e., hourly wage, benefits, insurance and taxes). These fees and costs in the aggregate generally range from $6,500 to $13,000 per month. Such fees represented less than 1% of our revenues for the year ended December 31, 2003.

Approximately 85% of our revenues are derived from the placement of healthcare professionals for a term of employment exceeding 13 weeks.

We execute contracts with our clients in connection with practically all of our healthcare staffing placements. Our contracts establish the hourly rate that the client will pay for a candidate’s services, which rate is based on a profit percentage above the costs we incur in having the candidate on our payroll as our employee. The contracts also state the length of a candidate’s assignment, the duties that the candidate is expected to perform, the terms pursuant to which the client could hire the candidate on a permanent basis, and billing and payment terms. We bill our clients on a weekly basis and receive payment from them directly.

Our clients pay us directly for our services, and we do not receive any of our revenues from Medicare or Medicaid reimbursements or any other similar state or federal reimbursement programs or third party payors. Additionally, our client contracts typically include provisions limiting our liability in connection with the candidate’s activities and requiring payment within a thirty-day period.

Revenue for temporary contract placements, including those under the “$2.00 Employee” Program, is recognized when services are rendered. Invoices are generated from weekly timesheets that we receive from the candidate and which are signed by the client verifying the hours the candidate worked. Accordingly, accounts receivable includes an accrual for employees’ time worked but not yet invoiced. Revenue for permanent placements is recognized when the client agrees to hire the candidate permanently. Revenue for HR MedTech Program services are recognized after services have been rendered.

Our costs of sales include the costs of employing the healthcare personnel we provide to our clients. Temporary contract candidates and employees under the “$2.00 Employee” Program are hourly employees of ours. We pay them an hourly rate and assume all of the employee costs associated with them, including payroll taxes, benefits and professional liability and workers compensation insurance. Accrued compensation and cost of sales includes accruals for employees’ time worked but not yet paid.

Our selling, marketing and administrative expenses include such expenses as the costs associated with our internal employees (including benefits such as health care), the costs associated with opening new offices in Ohio and Florida, advertising costs, office lease payments, interest expense, bad debt expense, legal and accounting expenses, utilities, office supplies, licensing, certain insurance costs, and travel expenses.

Our healthcare staffing revenue and earnings are impacted by the relative supply of and demand for nurses and other healthcare personnel at healthcare facilities. We rely significantly on our ability to recruit and retain nurses and other healthcare personnel who possess the skills, experience and credentials necessary to meet our clients’ specified requirements. Shortages of qualified nurses and other healthcare personnel could limit our ability to fill open assignments and grow revenue and income. Shortages could also lead those seeking healthcare personnel to offer increased wages and other benefits as inducements. If we do not offer competitive terms, we could face difficulty attracting and retaining qualified healthcare personnel. If, on the other hand, we do raise wages and benefits but are unable to pass the additional costs along to our clients, our margins and profitability could decline.

The relative demand for our services at clients’ facilities may also affect our business’ profitability. Fluctuations in patient occupancy at our client’s hospitals and healthcare facilities are unpredictable and may adversely affect the demand for our services, reduce our revenues and prevent us from being profitable.

Our business is subject to extensive regulation by numerous government authorities. These complex federal and state laws and regulations govern, among other things, the licensure of certain healthcare professionals such as nurses, the payment of our field employees and the operations of our business generally. Future federal and state laws and regulations may require us to change our business practices. If we fail to comply with them, we could suffer criminal and/or civil penalties. Moreover, compliance with all of the applicable laws and regulations require the utilization of a significant amount of our resources and those of our clients. This drain on our clients’ resources, in turn, may lead to a reduction in the demand for our services.

Legislative action that may positively affect demand for our services include new legislation affecting nurse to patient ratios and/or prohibiting mandatory nurse overtime. For instance, the California Safe Hospital Staffing law went into effect January 1, 2004. That law requires California hospitals to have enough nurses to provide each patient with safe and quality care. These ratios, which have phased-in implementation dates of January 1, 2004, 2005, and 2008, set a cap on the number of patients for whom any single nurse can be responsible. There are over 15 states that are considering legislation pertaining to the ratio of nurses to patients. Maine, New Jersey and Oregon have already passed legislation limiting mandatory overtime for nurses. Several other states are considering, or have already introduced, similar legislation.

The healthcare staffing industry is highly competitive and operates in a fragmented market composed of national, regional and local firms. We compete with these firms to attract nurses and other healthcare professionals as employees and to attract hospitals and other healthcare facilities as clients. We believe that our competitors have substantially longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than we have. These advantages could negatively affect our revenues and our ability to grow our business.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Sales. Sales for the year ended December 31, 2003 increased 32% to $3,693,337 versus $2,796,911 in sales for the same period in 2002. The increase was due primarily to the Company’s growth, including revenue generated by the new offices in Cleveland, Ohio and Boca Raton, Florida, and 3.8% growth in revenues attributable to the Pittsburgh, Pennsylvania office. The increased sales were attributable, in part, to an increase in our client base. The increased client base resulted from having additional internal employees performing sales and placement activities in the new Ohio and Florida offices and in the Pittsburgh office. The increased sales also led to increased permanent placement fees. These sales figures did not include the sales that Superior Staffing achieved from January 1, 2003 through December 21, 2003, which totaled approximately $5,508,000.

Cost of Services. Cost of services rendered for the year ended December 31, 2003 increased 17.5% to $2,093,543 versus $1,781,865 for the same period in 2002. The increase was primarily attributable to the increase in temporary placements but was partially offset by improved pricing for consultants and an increase in permanent placements, which have a very low cost component.

Gross Profit. Gross profit for the year ended December 31, 2003 increased 57.6% to

$1,599,794 versus $1,015,046 for the same period in 2002. The increase in gross profit is due to the increase in temporary placements, improved pricing for consultants and additional permanent placement fees received in the current year. Gross profit as a percentage of revenue increased to 43.3% in 2003 from 36.3% in 2002. The 7.0% increase in gross margin percentage from 2002 to 2003 is attributable to additional permanent placement fees received and to improved pricing for consultants’ services.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses for the year ended December 31, 2003 increased 71.1% to $1,481,521 versus $865,904 for the same period in 2002. The majority of this increase was due to $464,932 of operating costs at our new offices in Cleveland, Ohio and Boca Raton, Florida. Additionally, we incurred approximately $130,000 of one-time expenses for services associated with our acquisition of Better Solutions. and approximately $94,000 of legal and accounting costs associated with this acquisition and related Securities and Exchange Commission filings.

Operating Income. Operating income decreased to $118,273 for the year ended 2003 versus $149,142 in 2002. This 21% decrease is primarily attributable to a total of approximately $501,000 in certain one-time expenses that we incurred in 2003. This total is comprised of approximately $130,000 of expenses for services associated with our merger with Better Solutions, Inc., approximately $94,000 of legal and accounting expenses associated with the merger and related Securities and Exchange Commission filings, and approximately $277,000 of start-up expenses related to opening new offices in Cleveland, Ohio and Boca Raton, Florida. These expenses, in part, were offset by increased sales resulting from the new offices and the accompanying additional permanent placement fees.

Interest Expense, Net. Interest expense for the year ended December 31, 2003 increased 105% to $152,050, from $74,146 over the same period in 2002. Although our sales increased by only 32.1%, factoring costs associated with our factoring agreement with Amerisource Funding Inc., which agreement is more fully described below, increased by 97% because we factored more receivables in 2003 than in 2002. Additionally, we were fully borrowed for the majority of 2003 on our $250,000 note payable with PNC Bank, which resulted in $14,390 of interest costs.

Income (Loss) Before Income Taxes. Income (loss) before income taxes decreased $111,195, from $78,101 in 2002 to $(33,094) in 2003 due to the aforementioned reasons.

Provision for Income Taxes. Our provision (benefit) for income taxes was $0 in 2002 and $(1,516) in 2003. The 2003 benefit includes a $27,000 federal benefit from the reversal of income taxes provided in 2001 and $25,484 of federal and state income tax expense relating to the current year. The current year provision is required as the consolidated entity had earnings for the ten and one-half month period in 2003 subsequent to the acquisition of Better Solutions. Better Solutions (the S Corporation) has a loss for the one and one-half month period prior to its acquisition by us. The shareholders of Better Solutions will receive the benefit of that loss when they file their income tax returns for 2003.

On January 1, 2002, Better Solutions, with the consent of its shareholders, made the election under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of the Company’s taxable income. WHAI had no operations or earnings in 2002, therefore, no income tax provision was necessary. Consequently, no provision for income taxes was made for 2002.

Net Income (Loss). Net income decreased $109,679 from net income of $78,101 in 2002 to a net loss of $31,578 in 2003.

Liquidity and Capital Resources

Year Ending December 31, 2003. During the year ended December 31, 2003, our cash and cash equivalents increased to $177,699 at December 31, 2003 from $64,864 at December 31, 2002. The increase in cash and cash equivalents in 2003 was attributable to cash provided by financing activities of $1,825,000, partially offset by cash utilized in operating activities of $145,699 and cash utilized for investing activities of $1,566,466 relating to the acquisition of Superior Staffing.

Cash used by operating activities during the year ended December 31, 2003 totaled $145,699. Cash outflows included a $72,534 increase in accounts receivable to support a higher level of billings in the current year, a $147,794 increase in other current assets due to rental deposits required at the Cleveland, Ohio and Boca Raton, Florida offices and prepayments of our insurance, a $13,688 decrease in accounts payable, a $8,810 decrease of income taxes payable and the net loss of $31,578. These cash outflows were partially offset by cash sources including a $23,968 increase in accrued liabilities due to the timing of our payroll payments and a $7,294 increase in deferred income taxes.

Cash used by investing activities totaled $1,566,466, relating to the $1,500,000 payment made to Superior Staffing at the closing of the acquisition, $28,466 primarily for the purchase of property, plant and equipment to furnish our two new offices and $38,000 of deferred financing costs associated with our review of a number of potential acquisition targets.

Cash inflows from financing activities during the year ended December 31, 2003 were due to net proceeds of $1,575,000 from the private placement of 2,750,000 shares of our restricted common stock and net borrowings of $250,000 on our line of credit with PNC Bank.

Year Ending December 31, 2002. During the year ended December 31, 2002, our cash and cash equivalents increased to $64,864 at December 31, 2002 from $5,802 at December 31, 2001. The increase in cash and cash equivalents in 2002 was attributable to cash provided by operating activities of $82,309 and cash provided by financing activities of $15,658, partially offset by cash utilized by investing activities of $38,905.

Cash inflows from operating activities during the year ended December 31, 2002 were generated by net income of $78,101 and a $34,671 increase in accounts payable. These cash inflows were partially offset by cash outflows of $46,790 to fund a decrease in accrued liabilities due to the timing of payments.

Cash inflows from financing activities during the year ended December 31, 2002 were $15,658 from shareholder contributions.

Cash used in investing activities during the year ended December 31, 2002 totaled $38,905 for the purchase of property, plant and equipment to equip our offices.

Promissory Note Agreement with PNC Bank. We are parties to a Promissory Note Agreement with PNC Bank, NA, of Pittsburgh, Pennsylvania, dated January 8, 2003, which provides us with a $250,000 revolving line of credit with that financial institution at a per annum interest rate of 6.25% on any unpaid principal balance. The note matures on January 8, 2005. The note is secured by mortgages on the residences of our Chief Executive Officer and our President. We owe $250,000 on this line of credit as of December 31, 2003.

Factoring Agreement with Amerisource Funding, Inc. We use Amerisource Funding, Inc. (“Amerisource”) to factor a percentage of our accounts receivable. “Factoring” refers to the sale of a business’ accounts receivable, at a discount, to an entity that then assumes responsibility for the collection of that receivable. The factoring arrangement functions as a short-term credit line with a limit of $850,000, which limit was increased on March 29, 2004 from $450,000. The credit line is a ninety-day revolving line of credit with a 3.5% initial factoring charge. It is collateralized by the specific receivables against which the money was loaned. We may repurchase the factored receivables at any time before they are 90 days old, at which time we must repurchase them.

We utilize Amerisource to eliminate fluctuations in cash flow that result from delays in receiving payments on client invoices. By way of example, we will invoice a client for services rendered and then immediately seek to cash that invoice with Amerisource for approximately 90% of its value. If Amerisource purchases the receivable, we are able to realize cash flow immediately. Once the client has paid the entire invoice directly to Amerisource, Amerisource will pay us the remaining 10% of the receivable, less a service fee. Amerisource’s fees for the receivables that it purchases include a flat rate of 3.5% for the first 35 days an account is outstanding, with an additional fee of 0.12% per day beginning on the 36th day the account is outstanding. If Amerisource fails to collect the entire amount of the receivable within 90 days, we repurchase the receivable and collect the balance ourselves.

During 2003 and 2002, our factoring related expenses were $137,660 and $69,814, respectively. We record the 3.5% and 0.12% fees on our financial statements as interest expense. Our obligations to AmeriSource are collateralized by substantially all of our assets and by personal guarantees from our officers, Marc D. Roup and Richard E. McDonald.

As of December 31, 2003, we had $371,405 of customer receivables assigned to the factor providing the secondary credit facility.

Warrants. We have warrants to purchase 5,333,330 shares of our Common Stock outstanding at exercises prices ranging from $0.60 per share to $2.00 per share. We have the right to call these warrants under certain circumstances. Exercise of these warrants would provide us with cash inflow.

Contractual Obligations. The following table summarizes our existing contractual obligations for the years indicated.

	Payments Due
	2004	2005	2006	2007	2008	Thereafter
Long term debt obligations	$1,874,601	579,243	181,156	—	—	—
Capital lease obligations	—	—	—	—	—	—
Operating lease obligations	220,123	139,032	130,372	91,078	84,920	116,572
Purchase obligations	—	—	—	—	—	—
Other long term liabilities	—	—	—	—	—	—

Total	$2,094,724	$718,275	$311,528	$91,078	$84,920	$116,572

Additionally, we had advances of $242,101 at December 31, 2003 from Amerisource relating to our factoring agreement.

Acquisition Strategy in 2004

We intend to pursue an acquisition growth strategy in 2004 in an effort to broaden our geographic market presence and service capabilities throughout key regions of the United States.

As of March 25, 2004, we have executed nonbinding letters of intent to acquire four healthcare staffing companies. Each of the nonbinding letters of intent indicates a closing date for the transaction within the first two quarters of 2004. The completion of each of these four proposed acquisitions is subject to certain conditions that include the following: our completing to our satisfaction further due diligence review of each target company’s financial and other business-related information, the completion and execution of definitive agreements effecting the sale and the transition that include certain representations, warranties and covenants that are customary in such a transaction, the securing of financing satisfactory to us, if necessary, and the execution of agreements with certain employees of each target company that include non-competition covenants. The financial terms of these deals continue to be negotiated and therefore will not be conclusively established until set forth in the final transaction documents.

We believe that cash flows from operations and the current cash and cash equivalents and short-term investments will be sufficient to meet anticipated liquidity needs for our existing operations and outstanding debt obligations for fiscal year 2004. However, the underlying assumed levels of revenues and expenses may prove to be inaccurate. We may be required to finance any additional requirements within the next 12 months or beyond through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available they may not be on satisfactory terms. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. If we raise additional funds by issuing equity securities, dilution to existing shareholders will result.

We believe that, under the present terms of the nonbinding letters of intent, we are able to complete three of the transactions discussed above based on our current financial structure, our expected cash flows from operations and our other available capital resources. However, to complete these deals, together with the proposed acquisition of the Northern California-based company, we will be required to obtain additional financing. We may seek financing through traditional bank financing or debt and/or equity offerings, which offerings may dilute the ownership interests of existing shareholders. It is possible that we will not be able to obtain such financing at favorable terms, if at all. If we are unable to obtain the necessary financing, we may have to limit or cease our acquisition plans.

Off-Balance Sheet Arrangements

Pursuant to a factoring agreement, AmeriSource acts as our factor for a majority of our receivables, which are sold with recourse on pre-approved basis to unrelated third parties. This transaction is accounted for as a sale of receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” allowing the receivables to be excluded from our consolidated balance sheet. See Note 6 to our consolidated financial statement for further details.

Critical Accounting Policies

Generally. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for insurance, allowances for doubtful accounts, contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2003, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable. We recognize revenue on service contracts as services are performed. At the end of a period, an accrual of revenue is made for services performed but not as yet billed to customers. Permanent placement fees are billed upon the placement being made. During our collection process with customers, we periodically encounter issues that affect the collectability of our accounts receivable. Those issues are brought to the attention of senior management and the necessary adjustment is made to the customer account or the decision is made to continue pursuing collection. If it appears that a customer is unwilling to pay an amount due to us, we evaluate whether that amount should be written-off to expense as a bed debt.

Determination of Intangible Assets and Amortization Period. Intangible assets created by the acquisition of another business are carried at the fair value as determined in accordance with Financial Accounting Standards Board No. 141 (“Business Combinations”). The determination of the amounts to allocate to the various intangible asset classes requires a high degree of judgment and the use of estimates. Amortization of the aforementioned intangibles is computed using the straight-line method over the estimated useful lives of the related intangible asset. The useful lives of these intangible assets is determined by senior management, is subjective in nature and based upon estimates for future events by our senior management. Prospectively, if those estimates are determined to require adjustment, the adjustment is made in the period wherein the change is determined.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement.

On April 30, 2003, FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies (1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and (2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company has adopted the provisions of this Statement.

On January 15, 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. The interpretation is effective for financial statements issued after October 9, 2003. The Company has no variable interest entities that are not currently consolidated.

Inflation

The rate of inflation in healthcare related services has exceeded the rate experienced by the economy as a whole during the last several years. This inflation has increased our direct operating costs. We are also impacted by increases in insurance costs, including professional liability and healthcare insurance. Historically, we have been able to recoup the impact of such costs through increases in our billing rates. If we are unable to continue doing so, these and other increases in our direct operating costs may adversely affect us in the future.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, which are attached to this annual report on Form 10-KSB beginning on page F-1 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 20, 2003, we changed our independent accountants from Stark Winter Schenkein & Co., LLP to Daszkal Bolton, LLP. In connection with the change in our independent accountants, we filed a Form 8-K on February 26, 2003, reporting that: (a) we decided to dismiss Stark Winter Schenkein & Co., LLP as our independent accountants; (b) the financial statements reported on by Stark Winter Schenkein & Co., LLP were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the fiscal year, and the interim period through February 26, 2003, except that the financial statements for the year ended February 28, 2002 contained going concern qualifications; (c) the decision to change accountants was approved by our Board of Directors; (d) there were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past fiscal year and the interim period through February 20, 2003; (e) on February 20, 2003, we engaged Daszkal Bolton LLP as our independent accountants; and (f) we did not consult with Daszkal Bolton LLP, our new independent accountants, regarding any matter prior to their engagement with us.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2003 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2003.

PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Information required by this item, other than the following information concerning our Code of Business Conduct, is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission (“SEC”).

We have adopted a Code of Business Conduct that applies to all our employees, officers and directors. That Code is attached hereto as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to executive compensation is included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index

(b)	On December 9, 2003, we filed a Report on Form 8-K pursuant to Item 5 (Other Events and Regulation F-D Disclosures). No financial statements were filed in connection with this filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to certain relationships and related transactions is included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC and is incorporated herein by reference.

World Health Alternatives, Inc.

Index to Consolidated Financial Statements

World Health Alternatives, Inc. and Subsidiary

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

World Health Alternatives, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of World Health Alternatives, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Health Alternatives, Inc. and subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DASZKAL BOLTON LLP

Boca Raton, Florida

February 27, 2004

World Health Alternatives, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS
Current assets:
Cash	$177,699	$64,864
Accounts receivable-trade	1,115,257	157,957
Accounts receivable-other	75,000	—
Prepaid expenses	148,309	515

Total current assets	1,516,265	222,336

Property, plant and equipment, net	120,992	43,360

Intangible assets:
Covenant Not to Compete	1,500,000	—
Consultant Database	1,192,800	—
Non-Compete Agreements - Employees	538,993	—
Other Assets	38,000	—
Goodwill	152,207	—

	3,422,000	—

Total assets	$5,059,257	$266,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,032	$38,720
Accrued liabilities	189,190	40,222
Income taxes payable	18,190	27,000
Deferred income taxes payable	7,294	—
Current portion of notes payable	1,874,601	—

Total current liabilities	2,114,307	105,942

Long Term Liabilities:
Notes Payable, net of current portion	760,399	—

Shareholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value; 200,000,000 shares authorized, 23,638,243 and 33,000,000 shares issued and outstanding at December 31 2003 and 2002, respectively	2,364	3,300
Additional Paid In Capital	2,068,869	12,558
Retained earnings	113,318	144,896

Total shareholders’ equity	2,184,551	160,754

Total liabilities and shareholders’ equity	$5,059,257	$266,696

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiary

Consolidated Statement of Operations

For the Years Ended December 31, 2003 and 2002

	2003	2002
Sales	$3,693,337	$2,796,911
Cost of sales	2,093,543	1,781,865

Gross profit	1,599,794	1,015,046
Selling, marketing, and administrative expenses	1,481,521	865,904

Operating income	118,273	149,142
Other income (expense):
Interest expense	(152,050)	(74,146)
Interest income	135	588
Other income (expense)	548	2,517

Total other income (expense)	(151,367)	(71,041)

Net income (loss) before income tax	(33,094)	78,101
Income tax expense (benefit)	(1,516)	—

Net income (loss)	$(31,578)	$78,101

Net income per share:	$0.00	$0.00

Weighted average common shares outstanding	37,609,013	33,000,000

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

for the Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2001	$33,000,000	$3,300	$(3,100)	$66,795	$66,995
Capital contributions, net	—	—	15,658	—	15,658
Net income - December 31, 2002	—	—	—	78,101	78,101

Balance, December 31, 2002	33,000,000	3,300	12,558	144,896	160,754
Common stock issued in share exchange	4,725,400	473	(473)	—	—
Common stock issued for services	3,357,500	335	167,540	—	167,875
Common stock cancelled	(1,750,000)	(175)	(87,325)	—	(87,500)
Common stock cancelled	(18,750,000)	(1,875)	1,875	—	—
Common stock issues in connection with Superior acquisition	305,343	31	399,969	—	400,000
Common stock issues in connection with private placement, net of $75,000 of issuance costs	2,750,000	275	1,574,725	—	1,575,000
Net loss - December 31, 2003	—	—	—	(31,578)	(31,578)

Balance, December 31, 2003	23,638,243	$2,364	$2,068,869	$113,318	$2,184,551

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(31,578)	$78,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	17,068	11,924
Stock issued for services	80,375	—
(Increase) decrease in:
Accounts receivable	(72,534)	8,779
Other current assets	(147,794)	2,361
Increase (decrease) in:
Accounts payable	(13,688)	36,471
Accrued liabilities	23,968	(46,790)
Income taxes payable	(8,810)	(6,737)
Deferred income taxes payable	7,294	—

Net cash provided by (used in) operating activities	(145,699)	82,309

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,466)	(38,905)
Acquisition of Superior Staffing Solutions	(1,500,000)	—
Increase in deferred acquisition costs	(38,000)	—

Net cash used by investing activities	(1,566,466)	(38,905)

Cash flows from financing activities:
Proceeds from private placement of common stock	1,575,000	—
Shareholders contributions	—	15,658
Proceeds from note payable	250,000	—
Loan proceeds, related party	—	56,104
Loan repayment, related party	—	(56,104)

Net cash provided by financing activities	1,825,000	15,658

Net increase in cash and cash equivalents	112,835	59,602
Cash and cash equivalents, beginning of year	64,864	5,802

Cash and cash equivalents, end of year	$177,699	$64,864

Supplementary disclosure of cash and non-cash activities:
Cash paid for interest	$152,050	$74,146

Cash paid for income taxes	$—	$6,737

Cancelled common stock	$87,500	$—

Note payable issued as part of Superior Staffing acquisition	$2,385,000	$—

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2003 and 2002

NOTE 1 - NATURE OF OPERATIONS

World Health Alternatives, Inc. (the “Company”) and its wholly owned subsidiary, Better Solutions, Inc. (“Better Solutions”), provide medical staffing services to hospitals and other healthcare facilities. The Company places medical professionals, such as nurses, doctors, pharmacists and medical technicians, on either an hourly or permanent consulting basis and charges their clients a fee for this service. The Company has provided staffing services to over 1000 healthcare facilities in 6 states and Washington, D.C. and operates offices in Pennsylvania, Ohio and Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of less than three months to be cash equivalents. As of December 31, 2003 and 2002, the Company had no cash equivalents.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, price is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue on service contracts as services are performed. At the end of a period an accrual of accounts receivable and revenue is made for services performed but not as yet billed to customers. Permanent placement fees are recognized upon the customer’s agreement to the placement.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation is computed using the straight-line method over the following estimated lives:

Software	3 years
Computer equipment	5 years
Furniture and fixtures	7 years

Intangible Assets

Intangible assets are carried at the fair value as determined in accordance with Financial Accounting Standards Board No. 141, “Business Combinations.” Amortization is computed using the straight-line method over an estimated useful life of 5 years.

The Company defers the costs associated with evaluating potential acquisition candidates and preparing the related acquisition agreements as Other Assets. Once an acquisition is completed, the deferred acquisition costs are capitalized and allocated as part of the purchase price allocation. Costs associated with acquisitions that are not ultimately consummated are written off to expense in the period when the Company determines that it is no longer pursuing the potential acquisition.

Advertising

The Company expenses advertising costs as incurred. The Company incurred advertising expenses of approximately $16,528 and $26,184 during the years ended December 31, 2003 and 2002, respectively. These amounts are included in selling, marketing and administrative expenses.

Income Taxes

The Corporation provides for income taxes under the liability method as required by SFAS No. 109.

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted laws and applicable rates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	2003	2002
Computers and equipment	$107,096	$48,318
Software	16,218	3,929
Furniture and fixtures	30,289	6,656

	153,603	58,903
Less: accumulated depreciation	(32,611)	(15,543)

	$120,992	$43,360

Depreciation expense for the years ended December 31, 2003 and 2002 was $17,068 and $11,924, respectively.

NOTE 4 - INTANGIBLE ASSETS

As the Superior Staffing Solutions, Inc. (“Superior Staffing”) acquisition closed just prior to year-end, no amortization of intangibles was recorded for the year ending December 31, 2003 (See Note 15). Estimated annual amortization expense for the intangibles created by the Superior Staffing acquisition will be $646,359 for the years ending December 31, 2004 – 2008. The goodwill related to the Superior Staffing acquisition will be reviewed annually for impairment.

The intangibles are being amortized on a straight-line basis over five years. The amortization periods are based upon the expected useful life of the asset except for the non-compete agreement, which is based upon the period stipulated in the Asset Purchase Agreement. The intangibles and goodwill will be evaluated annually as to possible impairment and a provision will be made if necessary.

NOTE 5 - LEASE OBLIGATIONS

The Company leases premises, automobiles, furniture and fixtures under operating lease agreements with unrelated parties. Future minimum rental commitments under these noncancellable operating leases are as follows:

For the Year Ending December 31,
2004	$220,123
2005	139,032
2006	130,372
2007	91,078
2008	84,920
Thereafter	116,572

Total minimum rental commitment	$782,097

Rental expense of approximately $176,111 and $91,060 was incurred in connection with these leases in 2003 and 2002, respectively.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable comprise the following at December 31, 2003 and 2002:

	2003	2002
Receivables assigned to factor	$371,405	$289,304
Advances to (from) factor	(242,101)	(276,816)

Amounts due from factor	129,304	12,488
Unfactored accounts receivable	985,953	145,469

	$1,115,257	$157,957

Pursuant to a factoring agreement, Amerisource Funding, Inc. acts as the Company’s factor for the majority of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Amerisource Funding, Inc. include a flat rate of 3.5% for the first 35 days an account is outstanding. An additional fee of 0.12% per day begins on the 36th day the account is outstanding. At December 31, 2003 and 2002, the factoring charge amounted to $137,660 and $69,814, respectively. The Company’s obligations to Amerisource Funding, Inc. are collateralized by substantially all of the Company’s assets and are guaranteed by the Company’s officers, Marc D. Roup and Richard E. McDonald. Maximum funding under the Amerisource Funding, Inc. agreement is $850,000.

NOTE 7 - INCOME TAXES

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax liabilities:
Depreciation	$(6,205)	$—
Other	(1,089)	—

Total deferred tax liabilities	(7,294)	—
Deferred tax assets:
Net operating loss	—	7,005

Total deferred tax assets	—	7,005
Valuation allowance for deferred tax assets	—	(7,005)

Net deferred tax assets	—	—

Deferred tax liabilities	$(7,294)	$—

Significant components of the provision (benefit) for income taxes are as follows:

	2003	2002
Federal
Current	$(15,384)	$—
Deferred	10,879	—

	(4,505)	—

State
Current	6,574	$—
Deferred	3,420	—

	9,994	—

Change in valuation allowance	(7,005)	—

Total income tax provision (benefit)	$(1,516)	$—

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

	2003	2002
Tax at statutory rate (benefit)	$(11,252)	$26,554
State income taxes, net of federal tax benefit	6,596	3,922
Effect of non-temporary differences	10,145	(30,476)
Net operating loss carryforward		(7,005)
Change in valuation allowance	(7,005)	7,005

	$(1,516)	$—

On January 1, 2002, Better Solutions, Inc., with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of the company’s taxable income. As a result of this conversion, the Company estimated $27,000 in taxes due to built-in gains taxes at December 31, 2002. No such taxes were due, resulting in a tax benefit of $27,000 in 2003. Therefore, no provision or liability for federal or state income taxes has been included in the accompanying financial statements for 2002. The current year provision is required as the consolidated entity had earnings for the ten and one-half month period in 2003 subsequent to the acquisition of Better Solutions. Better Solutions (the S Corporation) has a loss for the one and one-half month period prior to its acquisition by the Company. The shareholders of Better Solutions will receive the benefit of that loss when they file their income tax returns for 2003.

NOTE 8 - SALES CONCENTRATION

In 2002, one customer accounted for 10.8% of sales. No customer accounted for more than 10% of sales in 2003.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash, accounts receivable, accounts payable and notes payable. The approximate fair value of these items are based on the nature of their payment terms.

NOTE 10 - ACQUISITION OF BETTER SOLUTIONS, INC.

On February 20, 2003, the Company completed the acquisition of 100% of the outstanding common stock of Better Solutions, Inc. in exchange for 33,000,000 newly issued shares of our common stock outstanding. For accounting purposes, the acquisition was treated as a recapitalization of the Company. The value of the net assets of the Companies after completion of the acquisition was the same as their historic book value.

NOTE 11 - NOTE PAYABLE

On January 8, 2003, the Company entered into a promissory note agreement with PNC Bank providing for a $250,000 revolving line of credit. Under the terms of the agreement, the Company is required to pay a 6.25% per annum interest rate on any unpaid principal balance. The note matures on January 8, 2005 and is secured by the personal property of two officers of the Company who are significant shareholders of the Company.

Effective December 22, 2003, the Company acquired selected assets (the accounts receivable, intangible assets and furniture and equipment) of Superior Staffing Solutions, Inc. for $4.2 million, consisting of $1.5 million in cash paid at closing, with a $1.585 million payable 30 days after the closing and 305,343 shares of the Company’s restricted common stock valued at $1.31 per share. In addition, the Company will pay $800,000 in cash, plus interest, paid in ten quarterly payments of $95,030 beginning March 31, 2004.

Notes payable consisted of the following as of December 31, 2003 and 2002:

	2003	2002
Promissory note with PNC Bank.	$250,000	$—
Purchase note to Superior Staffing payable 30 days after closing (January 21, 2004) with no interest	1,585,000	—

Term note to Superior Staffing payable in ten Quarterly installments of principal and interest of $95,030 beginning March 31, 2004, with interest at 6%	800,000	—

Total Notes Payable	2,635,000	—
Less Current Portion	1,874,601	—

Total Notes Payable, Net of Current Portion	$760,399	$—

Principal payments for future years are as follows:

2004	$1,874,601
2005	579,243
2006	181,156
2007	—
2008	—
Thereafter	—

Total Notes Payable	$2,635,000

NOTE 12 - COMMON STOCK

During 2003, the Company issued 3,357,500 shares of common stock to consultants and attorneys. The Company valued the shares at the estimated fair market value ($0.05 per share) and recorded stock based compensation of $167,875. The Company then cancelled 1,750,000 shares of common stock issued to a consultant, valued at $0.05 per share, and recorded an adjustment to stock based compensation of $87,500.

On December 6, 2003, the Company redeemed 8,000,000 shares of common stock each from Richard E. McDonald and Marc D. Roup, the two executive officers of the Company. The Company did not pay any consideration or consideration in connection with the redemption.

Effective December 15, 2003, in conjunction with the financing transaction discussed in Note 13, the Company redeemed 1,375,000 common shares each from Marc Roup and Richard McDonald, executive officers of the Company, in connection with the 2,750,000 common share issuance.

NOTE 13 - EQUITY FINANCING

On December 24, 2003, the Company closed on a financing transaction with Barron Partners, LP and certain investors (the “Investors”). Upon the closing on the Stock Purchase Agreement, the Company issued 2,750,000 shares of its Common Stock (the “Investment Shares”) at $0.60 per share for an aggregate purchase price of $1,650,000. In connection with this transaction, the Company issued three warrants to the investors. The Company incurred $75,000 of costs in connection with the private placement which were offset against Additional Paid in Capital.

The First Warrant provides the Investors with the right to purchase 3,333,300 shares of the Company’s Common Stock. The First Warrant has an exercise price of $0.60 per share resulting in proceeds of $2,000,000 to the Company upon its full exercise and expires five years from the date of issuance (December 2008). The Company may call, for $0.001 per warrant, the First Warrant if the average price of the Company’s Common Stock is 122% of the exercise price for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. The First Warrant contains a put provision on behalf of the Company providing that, if at any time the Company enters into a Definitive Purchase and Sale Agreement with a company which meets certain predefined criteria, the Company may require the Investors to exercise the First Warrant. Such put provision shall be exercisable for a period of ten business days after the execution of a Definitive Purchase and Sale Agreement.

The Second Warrant provides the Investors with the right to purchase 1,000,000 shares of the Company’s Common Stock. The Second Warrant has an exercise price of $1.50 per share resulting in proceeds of $1,500,000 to the Company upon its full exercise and expires five years from the date of issuance (December 2008). The Company may call, for $0.001 per warrant, the Second Warrant if the average price of the Company’s Common Stock exceeds 125% of the exercise price for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days.

The Third Warrant provides the Investors with the right to purchase 1,000,000 shares of the Company’s Common Stock. The Third Warrant has an exercise price of $2.00 per share resulting in proceeds of $2,000,000 to the Company upon its full exercise and expires five years from the date of issuance (December 2008). The Company may call, for $0.001 per warrant, the Third Warrant if the average price of the Company’s Common Stock exceeds 125% of the exercise price for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days.

In connection with this transaction, the Company entered into a registration rights agreement. That agreement, in part, provides certain registration rights to the Investors, establishes payments to them based on a percentage of the purchase price of the Investment Shares and the three warrants if certain registration obligations are unmet and contains customary cross-indemnification on covenants between the Company and the Investors.

In conjunction with the aforementioned financing, the Company redeemed 1,375,000 common shares each from Marc Roup and Richard McDonald, executive officers of the Company, in connection with the 2,750,000 common share issuance. Additionally, the Company will redeem up to 1,250,000 common shares each from Messrs. Roup and McDonald, in connection with the 3,333,300 common share issuance from the exercise of the First Warrant. The Company did not and will not provide any consideration or compensation to Messrs. Roup and McDonald in return for the redemption of their common stock.

The Company utilized the proceeds from the sale of its common stock for general business purposes, debt restructuring and to fund its acquisition of certain assets of Superior Staffing Solutions, Inc. The finder’s fee associated with this transaction was $75,000.

NOTE 14 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2003	2002
Numerator:
Net Income (Loss)	$(31,578)	$78,101

Denominator:
Denominator for basic earnings per share—weighted average shares	37,609,013	33,000,000
Effect of dilutive securities:
Warrants	3,736	—

Dilutive potential common shares	3,736	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	37,612,749	33,000,000

Basic earnings per share	$0.00	$0.00

Diluted earnings per share	$0.00	$0.00

At December 31, 2003 and 2002, 5,333,300 and 0 warrants, respectively, were not included in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

NOTE 15 - ACQUISITION OF SUPERIOR STAFFING SOLUTIONS, INC.

Effective December 22, 2003, the Company acquired selected assets (the accounts receivable, intangible assets and furniture and equipment) of Superior Staffing for $4.285 million, consisting of $1.5 million in cash paid at closing, with a $1.585 million payable 30 days after the closing and 305,343 shares of the Company’s restricted common stock valued at $1.31 per share (representing the ten days average closing price of the Company’s common stock prior to the closing). In addition the Company will pay $800,000 in cash, plus interest, to be paid in ten quarterly payments of $95,030 beginning March 31, 2004. The acquisition was accounted for using the purchase method of accounting. The operations of the former Superior Staffing operation were included in the Company’s consolidated statement of operations from December 22, 2003.

Superior Staffing operated a medical staffing business in the Pittsburgh area with approximately $5.5 million of revenues for 2003. Superior Staffing’s business is similar to the Company’s business model and the operations of Superior Staffing and the Company are being combined to achieve expected operating efficiencies and to provide the Company’s Pittsburgh customers with a wider selection of consultants.

The following summarizes the fair value of the assets of Superior Staffing acquired and the liabilities of Superior Staffing assumed:

Accounts receivable	$959,766
Furniture and equipment	66,234
Accrued payroll	(125,000)

Net Assets	$901,000

The accounts receivable and furniture and equipment acquired from Superior Staffing were valued at the net book value on Superior Staffing’s books prior to the purchase ($959,766 and $66,234, respectively.) The purchase resulted in the establishment of the following intangible assets based upon a valuation: a) Non-compete agreement - $1,500,000, b) Consultant database - $1,192,800, c) Non-compete agreements with employees - $538,993 and d) Goodwill - $152,207.

NOTE 16 - SUBSEQUENT EVENTS - EQUITY FINANCING

On January 22, 2004, the Company closed on a financing transaction with certain investors pursuant to which the Company issued an aggregate of 2,000,000 shares of its Common Stock at $1.00 per share, for an aggregate purchase price of $2,000,000.

On January 30, 2004, the Company closed on a financing transaction with Guerrilla Partners L.P. pursuant to which the Company issued an aggregate of 100,000 shares of its Common Stock at $1.00 per share, for an aggregate purchase price of $100,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.

World Health Alternatives, Inc.

By:	/s/ Marc D. Roup
Marc D. Roup, Chief Executive Officer
(Signatures and Title)

Dated: April 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

/s/ Richard E. McDonald
Richard E. McDonald
President, Principal Financial Officer, Principal Accounting Officer, Chairman
of the Board of Directors
April 19, 2004

/s/ Marc D. Roup
Marc D. Roup
Chief Executive Officer and Director
April 19, 2004

/s/ John W. Higbee
John W. Higbee
Director
April 19, 2004

/s/ Frederick R. Jackson, Sr.
Frederick R. Jackson, Sr.
Director
April 19, 2004

EXHIBIT INDEX

2.1	Asset Purchase Agreement made December 22, 2003, among Better Solutions, Inc., Superior Staffing Solutions, Inc., Craig Fusting, Charles Smith and Reginald Belden, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2004.

3.1(a)	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.1(b)	Amendment to Articles of Incorporation dated September 27, 2002, incorporated by reference to Exhibit 3.1(i) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed on October 10, 2002.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.3	Articles of Share Exchange of World Health Alternatives, Inc. with Better Solutions, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

3.4	Executed Agreement and Plan of Share Exchange between World Health Alternatives, Inc. and Better Solutions, incorporated by reference to Exhibit 3.3 to Registrant’s Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form SB-2 filed on April 30, 2003.

4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form SB-2 filed on March 28, 2002.

4.2	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated December 24, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on January 14, 2004.

4.3	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated December 14, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8/K filed on January 5, 2004.

4.4	First Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.5	Second Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.6	Third Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.7	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.8	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.9	Stock Purchase Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.10	Registration Rights Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

10.1	Consulting Agreement with Barry Gewin dated March 5, 2002, incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

10.2	Consulting Agreement with Tommi Ferguson dated March 5, 2002, incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

10.3	Agreement with Global Health Trax, Inc., incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

10.4	Global Health Trax Correspondence dated April 25, 2002, incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed on April 26, 2002.

10.5	Agreement with EcoQuest International, incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Registrant’s Registration Statement on Form SB-2 filed on May 24, 2002.

10.6	Agreement with Amerisource Funding, Inc., incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.7	Agreement with C. Dillow & Company, Inc., incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.8	Agreement with McGrow Consulting, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.9	Agreement with PNC Bank, N.A., incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.10	Agreement with Media 1 Financial Group LLC and David Wood, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.11	Agreement between Better Solutions, Inc. and Barry Gewin, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.12	Agreement between Better Solutions, Inc. and Tommi Ferguson, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.13	Real property lease agreement between Penn Center Management Corporation and Better Solutions, Inc., incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.14	Real property lease agreement between HQ Global Workplaces and World Health Alternatives, Inc. d/b/a MedTech for Glades Road Center, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.15	Real property lease agreement between HQ Global Workplaces and World Health Alternatives, Inc. d/b/a MedTech for Cleveland Ohio, Bank One Center Offices, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.16	Automobile Lease Agreement between Better Solutions, Inc. and GMAC, incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.17	Automobile Lease Agreement between Better Solutions, Inc. and BMW Financial Services, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.18	Amended Agreement with David Wood and Media 1 Group, LLC, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form SB-2 filed on April 30, 2003.

14.1	Code of Business Conduct

21.1	Subsidiaries of Registrant.

23.1	Consent of Daszkal Bolton, LLP.

24.1	Power of Attorney of John W. Higbee.

24.2	Power of Attorney Frederick R. Jackson, Sr.

31.1	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.