Form 10KSB/A
period 2003-12-31
WORLD HEALTH ALTERNATIVES INC
filed 2004-04-29
CIK 1169709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

Amendment No. 1

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

Common Stock, $0.0001 par value

(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The Registrant’s total revenue for the fiscal year ended December 31, 2003 was $3,693,337.

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

Corporate Headquarters. Our corporate headquarters is currently located at 300 Penn Center Boulevard, Suite 201, Pittsburgh, Pennsylvania, and is comprised of 2,277 square feet. Because this space is no longer sufficient for our operations, we have entered into a lease agreement with our current landlord for additional space in a different office building within the same office complex and will be relocating to that space on or about April 15, 2004. The new office will be located at 777 Penn Center Boulevard, Suite 111, Pittsburgh, Pennsylvania, and will be comprised of 4,632 square feet. The lease will expire in April 2010.

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

PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

All officers are currently serving as directors. The following sets forth information regarding our directors and officers:

Name	Age	Position	Term
Marc D. Roup	31	Chief Executive Officer/Director	1 year*

Richard E. McDonald	31	President/Principal Financial Officer/ Principal Accounting Officer/Chairman of the Board of Directors	1 year*

John W. Higbee	61	Director	**

Frederick R. Jackson, Sr.	56	Director	**

*	Term expires in 2004
**	Appointed until next annual meeting of shareholders and member of the Audit Committee

Marc D. Roup has been our Chief Executive Officer and a Director on a full-time basis since February 20, 2003. From December 1999 to present, Mr. Roup has been the Chief Executive Officer and a Director of our wholly owned subsidiary, Better Solutions. From January 1999 to December 1999, Mr. Roup was an account executive with Robert Half International, Inc., a business consulting firm located in Menlo Park, California. From January 1995 to January 1999, Mr. Roup was a branch manager with The Consulting Group of North America, a general staffing business located in Alexandria, Virginia. In April 1997, Mr. Roup received a Bachelor of Arts Degree in Human Resources from Robert Morris University, which is located in Pittsburgh, Pennsylvania.

Richard E. McDonald has been our President, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors since February 20, 2003. Mr. McDonald devotes approximately 40 hours per week to our business. From November 1999 to present, Mr. McDonald has been the Chief Financial Officer, Secretary, and Treasurer of our wholly owned subsidiary, Better Solutions. Since October 4, 2002, Mr. McDonald has been a limited partner of DR ICE, LP, a Pennsylvania limited partnership that owns and operates a 90,000 square foot sports facility, and a shareholder, the Treasurer and a Director of DR ICE, Inc., a Pennsylvania corporation and the general partner of DR ICE, LP. Mr. McDonald devotes approximately 10 hours per month to DR ICE, LP’s business. From November 1998 to November 1999, Mr. McDonald was an account executive with Robert Half International, Inc., a business consulting firm located in Menlo Park, California. From January 1996 to November 1998, Mr. McDonald was the business manager for the Day Group, a Division of General Motors, located in Pittsburgh, Pennsylvania. Mr. McDonald received the following degrees in Business Administration: (a) in April 1996, a Bachelor of Science Degree from the University of Pittsburgh located in Pittsburgh, Pennsylvania; (b) in May 2000, a Masters Degree from Bridgewater University located in London, England; (c) in May 2001, a Doctoral Degree from Bridgewater University.

John W. Higbee was appointed to our Board of Directors on February 18, 2004, and will serve until the next annual meeting of stockholders. If nominated and elected at our next annual meeting, Mr. Higbee has agreed to continue to serve on our Board of Directors. Mr. Higbee is currently an independent consultant. From April 2002 to August 2003, Mr. Higbee was Chief Financial Officer of Le-Nature’s, Inc., a privately held company engaged in the beverage business. Previously, Mr. Higbee was employed for thirty-five years with Arthur Andersen LLP, an international accounting firm, including as a partner from 1979 until his retirement in August 2001. He was head of the audit division of Arthur Andersen LLP’s Pittsburgh office for the last twelve years of his career. Mr. Higbee is currently a member of Rent-Way, Inc.’s board of directors and is the chairman of its audit committee. Rent-Way, Inc. is a publicly-traded rental-purchase company.

Frederick R. Jackson, Sr. was appointed to our Board of Directors on February 18, 2004, and will serve until the next annual meeting of stockholders. If nominated and elected at our next annual meeting, Mr. Jackson has agreed to continue to serve on our Board of Directors. Mr. Jackson retired in 2003 from a position with Alcoa, Inc., where he worked for the prior thirty-one years. Alcoa, Inc. is a publicly-traded company that participates in all segments of the aluminum industry. Mr. Jackson has expertise in the areas of fixed asset structuring, multi-location profit centers and corporate structure and finance.

Audit Committee

The Audit Committee of the Board of Directors operates pursuant to a written charter and is comprised of two directors, both of whom are independent under applicable Securities and Exchange Commission (“SEC”) standards. As long as we are trading on the OTC Bulletin Board, the Audit Committee shall consist of at least two independent directors. At such time as we apply to a national securities exchange, our Audit Committee shall have at least three independent directors. Our Audit Committee reviews the work of our independent auditors and management to ensure that each is properly discharging its responsibilities in the area of financial control and reporting. This committee presently consists of Messrs. Higbee and Jackson. Our Board of Directors has designated Mr. Higbee as the Audit Committee’s “financial expert” as that term is defined in Item 401(e) of Regulation S-B of the Securities Act of 1933, as amended, and as the committee’s Chairman based on his thirty-five year career as a Certified Public Accountant with an international accounting firm, including serving as a partner for twenty-two years and as the head of the audit division of the firm’s Pittsburgh, Pennsylvania office for twelve years.

The Audit Committee’s responsibilities include assisting the Board of Directors in its oversight of our financial statements; our compliance with legal and regulatory requirements, including SEC requirements regarding audit related matters; the performance of our accounting and reporting processes; and the independent auditors’ qualifications, independence, performance and audits. The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and has direct access to the independent auditors as well as to all of our personnel. The Audit Committee also has the authority to engage, at our expense, special legal, accounting or such other consultants it deems necessary to assist in the performance of its duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 2003.

Code of Ethics

Effective March 2004, we adopted a Code of Business Conduct that applies to all of our employees, officers and directors. The Code of Business Conduct was filed with the SEC as Exhibit 14.1 to our Annual Report on Form 10-KSB and can be accessed at our website at www.better-solutionsinc.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2003 and 2002 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our four other most highly compensation executive officers whose total compensation during the last fiscal year exceeded $100,000.

	Annual Compensation				Long-Term Compensation
Name & Position	Year	Salary ($)	Bonus ($)	Other ($)	Restricted Awards($)	Stock Options (#)	L/TIP ($)	All Other
Marc D. Roup Chief Executive Officer/Director	2002 2003	$187,500 $133,000	0 0	$21,012* $19,000*	0 0	0 0	0 0	$2,895** $ — **

Richard E. McDonald President/Principal Financial Officer/ Principal Accounting Officer/ Chairman of the Board of Directors	2002 2003	$187,500 $127,400	0 0	$14,976* $24,600*	0 0	0 0	0 0	$1,755** $ — **

  *Refers to automobile lease payments that are made on behalf of Messrs. Roup and McDonald for their personal benefit. We pay automobile lease payments on behalf of Marc D. Roup in the amount of $2,207.38 monthly and on behalf of Richard E. McDonald in the amount of $2,045.72 monthly.

**Refers to key man life insurance policy payments made on behalf of Messrs. Roup and McDonald. We paid annual key man life insurance premiums of $1,230 and $746 for our Chief Executive Officer and Chairman of the Board of Directors, respectively, in 2002. In 2003, the insurance policies were restructured and we became the beneficiary of the policies. Accordingly, there is no disclosure of these payments in 2003.

Employment Agreements, Termination of Employment and Change-in-Control Arrangement

There are no employment agreements between our executive officers, Marc Roup or Richard McDonald and us. There are no changes of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.

Compensation of Directors

Our management intends to implement a program to acknowledge and compensate our non-employee directors for their contributions to our company. Subject to ratification by our Board of Directors, we intend to compensate our non-employee directors in substantially the following manner: Non-employee directors will be reimbursed for the expenses that they incur in attending board meetings. The Chairman of the Audit Committee will receive $1,000 for attending our Annual Meeting of Stockholders. In addition, we may establish a plan pursuant to which non-employee directors can receive a grant of options to purchase a certain number of shares of our common stock. The exercise price of such options would be 100% of the fair market value of such shares on the grant date, subject to adjustment under the plan, and would expire five years from the grant date. Such options would not qualify as incentive stock options under the Internal Revenue Code

Employee directors are not compensated in their role as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Stock

The following table shows our common stock beneficially owned as of April 27, 2004 by:

•	each person who is known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our executive officers named in the Summary Compensation Table;

•	each of our directors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common stock that the named person has the right to acquire, through conversion or option exercise or otherwise, within 60 days after April 27, 2004. Beneficial ownership calculations for 5% stockholders are based on our knowledge and publicly-filed Schedule 13Ds or 13Gs. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, World Health Alternatives, Inc., 300 Penn Center Boulevard, Suite 201, Pittsburgh, Pennsylvania 15235. Percentage of beneficial ownership is based on 27,504,904 shares of common stock outstanding as of April 27, 2004 and 3,066,640 shares of common stock that may be acquired pursuant to warrants and options on or before June 27, 2004.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Stock	Percentage of Class of Common Shares Owned
Richard E. McDonald (1)(2)	6,194,000	22.5

Marc D. Roup (1)(2)	7,375,000	26.8

John W. Higbee (1)	—	—

Frederick R. Jackson (1)	—	—

Barron Partners, LP 730 Fifth Avenue, 9th Floor, New York, NY 10019 (3)	4,716,640	17.1

Fuller and Thaler Behavioral Finance Fund LTD 1999 Avenue of the Stars, Suite 2530 Century City, CA 90067 (4)	1,400,000	5.0

All directors and officers of the Corporation as a group including those named above (4 persons) (5)	13,569,000	49.3

(1)	Director

(2)	Officer

(3)	Includes 1,650,000 shares of common stock and 3,066,640 shares of common stock that may be acquired pursuant to warrants issued as part of a private placement which closed on December 23, 2003. Barron Partners LP is controlled by Andrew Worden.
(4)	Fuller and Thaler Behavioral Finance Fund LTD is controlled by Brendon Macmilan.

(5)	Comprised of 13,569,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Party Transactions Within The Past Two Years. The following are certain transactions or proposed transactions during the last two years to which we were a party, or proposed to be a party, in which certain persons had a direct or indirect material interest. All share amounts listed below include shares of our common stock issued pursuant to the Company’s two share for one share forward stock split that was effective as of October 7, 2002.

On February 1, 2002, our former President, Edward G. Siceloff, paid $16,200 for legal services rendered to us and $3,800 for our website development. On March 21, 2002, Mr. Siceloff paid $14,000 for legal services rendered to us. Because our former President donated these funds, he does not intend to seek repayment of them nor do we have any obligation to repay them. Mr. Siceloff received no consideration in exchange for these donated funds.

On February 14, 2002, we issued 40,000,000 shares of our common stock to Mr. Siceloff for services rendered in our corporate formation.

On February 14, 2002, we issued 8,000,000 shares of our common stock to one of our former directors, Joseph L. Prugh, for services rendered in our corporate formation.

On March 11, 2002, we sold 6000 shares of our common stock at a price of $.05 per share to Mr. Prugh for $300.

On March 24, 2002, we sold 3000 shares of our common stock at a price of $.05 per share to Mr. Siceloff for $150.

Other than the transactions disclosed herein, we have not entered into any material transactions having an aggregate value in excess of $60,000 with any director, executive officer, nominee for director, beneficial owner of five percent (5%) or more of our common stock, or family members of such aforementioned persons.

Subsidiary Status. We are not a subsidiary of any company.

Fees Billed by Daszkal Bolton, LLP during Fiscal Years 2003 and 2002

During the fiscal years ended December 31, 2003 and 2002, Daszkal Bolton, LLP provided various audit and audit related services to us and to Better Solutions prior to our acquisition of that corporation in February 2003. The fees associated with those services are as follows:

	2003	2002
Audit Fees(1)	$47,520	$22,000
Audit Related Fees(2)	26,000	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

	$73,520	$22,000

(1) Audit fees include the financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on our consolidated financial statements.

(2) Fees paid in connection with the audit of Superior Staffing Services, Inc. for inclusion in Form 8-K/A filing in connection with the acquisition of substantially all of the assets of that corporation.

(3) Tax fees include tax return preparation, tax compliance, tax planning and tax advice.

(4) Fees for products and services other than those in the above three categories.

Determination of Independence

Our Board of Directors has determined that the fees received by Daszkal Bolton, LLP for professional services are compatible with maintaining Daszkal Bolton, LLP’s independence.

Approval of Non-Audit Services

We currently engage Daszkal Bolton, LLP as our independent auditors. In addition to the audit services they provide with respect to our annual audited consolidated financial statements included in our Annual Report on Form 10-KSB and certain other filings with the SEC, Daszkal Bolton, LLP may provide to us in the future certain non-audit related services, such as review of SEC filings and United States GAAP advice. Effective as of July 20, 2002, the Sarbanes Oxley Act of 2002 requires that all non-auditing services, other than in certain circumstances provided therein, provided to an issuer by the auditor of the issuer be pre-approved by the audit committee of the issuer. Accordingly, our Audit Committee will be required to pre-approve any such services prior to such an engagement.

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

Dated: April 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

/s/ Richard E. McDonald
Richard E. McDonald
President, Principal Financial Officer, Principal Accounting Officer, Chairman
of the Board of Directors
April 28, 2004

/s/ Marc D. Roup
Marc D. Roup
Chief Executive Officer and Director
April 28, 2004

/s/ John W. Higbee
John W. Higbee
Director
April 28, 2004

/s/ Frederick R. Jackson, Sr.
Frederick R. Jackson, Sr.
Director
April 28, 2004

EXHIBIT INDEX

2.1	Asset Purchase Agreement made December 22, 2003, among Better Solutions, Inc., Superior Staffing Solutions, Inc., Craig Fusting, Charles Smith and Reginald Belden, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2004.

3.1(a)	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.1(b)	Amendment to Articles of Incorporation dated September 27, 2002, incorporated by reference to Exhibit 3.1(i) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed on October 10, 2002.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.3	Articles of Share Exchange of World Health Alternatives, Inc. with Better Solutions, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

3.4	Executed Agreement and Plan of Share Exchange between World Health Alternatives, Inc. and Better Solutions, incorporated by reference to Exhibit 3.3 to Registrant’s Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form SB-2 filed on April 30, 2003.

4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form SB-2 filed on March 28, 2002.

4.2	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated December 24, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on January 14, 2004.

4.3	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated December 14, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8/K filed on January 5, 2004.

4.4	First Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.5	Second Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.6	Third Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.7	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.8	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.9	Stock Purchase Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.10	Registration Rights Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

10.1	Consulting Agreement with Barry Gewin dated March 5, 2002, incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

10.2	Consulting Agreement with Tommi Ferguson dated March 5, 2002, incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

10.3	Agreement with Global Health Trax, Inc., incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

10.4	Global Health Trax Correspondence dated April 25, 2002, incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed on April 26, 2002.

10.5	Agreement with EcoQuest International, incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Registrant’s Registration Statement on Form SB-2 filed on May 24, 2002.

10.6	Agreement with Amerisource Funding, Inc., incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.7	Agreement with C. Dillow & Company, Inc., incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.8	Agreement with McGrow Consulting, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.9	Agreement with PNC Bank, N.A., incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.10	Agreement with Media 1 Financial Group LLC and David Wood, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.11	Agreement between Better Solutions, Inc. and Barry Gewin, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.12	Agreement between Better Solutions, Inc. and Tommi Ferguson, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.13	Real property lease agreement between Penn Center Management Corporation and Better Solutions, Inc., incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.14	Real property lease agreement between HQ Global Workplaces and World Health Alternatives, Inc. d/b/a MedTech for Glades Road Center, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.15	Real property lease agreement between HQ Global Workplaces and World Health Alternatives, Inc. d/b/a MedTech for Cleveland Ohio, Bank One Center Offices, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.16	Automobile Lease Agreement between Better Solutions, Inc. and GMAC, incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.17	Automobile Lease Agreement between Better Solutions, Inc. and BMW Financial Services, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.18	Amended Agreement with David Wood and Media 1 Group, LLC, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form SB-2 filed on April 30, 2003.

14.1	Code of Business Conduct, incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB filed on April 20, 2004.

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-KSB filed on April 20, 2004.

23.1	Consent of Daszkal Bolton, LLP.

24.1	Power of Attorney of John W. Higbee.

24.2	Power of Attorney of Frederick R. Jackson, Sr.

31.1	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.