Form 10QSB
period 2004-03-31
WORLD HEALTH ALTERNATIVES INC
filed 2004-05-17
CIK 1169709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 333-84934

World Health Alternatives, Inc.

(Exact name of registrant as specified in its charter)

Florida	04-3613924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Penn Center Boulevard, Suite 111 Pittsburgh, Pennsylvania	15235
(Address of principal executive offices)	(Zip Code)

(412) 829-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 3, 2004, there were 27,504,904 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

World Health Alternatives, Inc. and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

World Health Alternatives, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003*
	(unaudited)
Assets

Current Assets
Cash	$48,284	$177,699
Accounts receivable	565,884	1,115,257
Accounts receivable – due from seller	193,932	75,000
Prepaid Expenses	105,574	148,309

Total Current Assets	913,674	1,516,265

Property, Plant and Equipment, net	114,944	120,992

Intangible Assets	3,212,029	3,269,793

Goodwill	744,147	152,207

Total Assets	$4,984,794	$5,059,257

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$85,158	$25,032
Accrued liabilities	215,804	189,190
Loan payable, related party	25,000	—
Current and deferred income taxes payable	13,484	25,484
Notes payable, current portion	367,995	1,874,601

Total Current Liabilities	707,441	2,114,307

Note Payable, net of current portion	682,005	760,399

Stockholders’ Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized, 25,738,243 and 23,638,243 shares issued and outstanding, respectively	2,574	2,364
Additional paid-in capital	3,723,659	2,068,869
Retained earnings (deficit)	(130,885)	113,318

Total Stockholders’ Equity	3,595,348	2,184,551

Total Liabilities and Stockholders’ Equity	$4,984,794	$5,059,257

*Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiary

Statements of Condensed Consolidated Operations

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Sales	$1,680,745	$942,887
Cost of Sales	1,015,293	625,609

Gross profit	665,452	317,278

Selling, marketing and administrative expenses	840,449	679,408

Loss from operations	(174,997)	(362,130)

Other income (expense):
Interest expense	(71,100)	(33,000)
Interest income	1,894	114

	(69,206)	(32,886)

Loss before income taxes	(244,203)	(395,016)

Income tax provision	—	—

Net loss	$(244,203)	$(395,016)

Earnings per share of common stock:

Basic	$(0.01)	$(0.01)

Dilutive	$(0.01)	$(0.01)

Weighted average number common share basis and diluted	25,221,759	38,828,444

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

for the Three Months Ended March 31, 2004

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	23,638,243	$2,364	$2,068,869	$113,318	$2,184,551

Issuance of shares in connection with private placements, net of $445,000 of issuance costs	2,100,000	210	1,654,790	—	1,655,000

Net loss – March 31, 2004				(244,203)	(244,203)

Balance at March 31, 2004	25,738,243	$2,574	$3,723,659	$(130,885)	$3,595,348

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiary

Statements of Condensed Consolidated Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net Loss	$(244,203)	$(395,016)
Adjustments to Reconcile Net Loss to Net Cash provided by (used in) Operating Activities:
Depreciation and amortization	172,504	4,009
Stock issues for services	—	142,500
Changes in Assets and Liabilities Other than Cash:
(Increase) decrease in:
Accounts receivable	549,373	7,382
Accounts receivable – due from seller	(118,932)
Prepaid expenses	42,735	(28,438)
Increase (decrease) in:
Accounts payable	60,126	(1,353)
Accrued income taxes	(12,000)	—
Accrued liabilities	26,614	7,900

Net Cash Provided by (Used in) Operating Activities	476,217	(263,016)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(4,866)	(22,978)
Increase in deferred acquisition costs	(103,826)	—

Net Cash Used in Investing Activities	(108,692)	(22,978)

Cash Flows from Financing Activities:
Proceeds from note payable	—	225,000
Payment of note payable assumed from Superior Staffing	(591,940)	—
Payment of note payable to Superior Staffing	(1,585,000)	—
Advance from related party	25,000	—
Proceeds from private placements of common stock	1,655,000

Net Cash Provided by (Used in) Financing Activities	(496,940)	225,000

Net Decrease in Cash	(129,415)	(60,994)
Cash, Beginning of Period	177,699	64,864

Cash, End of Period	$48,284	$3,870

Supplementary disclosures of cash activities:

Cash Paid for Interest	$45,025	$33,000

Cash Paid for Income Taxes	$12,000	$—

See accompanying notes to condensed consolidated financial statements.

WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of World Health Alternatives, Inc. (the “Company”) and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended March 31, 2004, were of a normal, recurring nature. The amounts presented for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003, dated April 19, 2004, which should be read in conjunction with this quarterly report.

The Company is dependent on continued financing from investors to sustain the development of our services. Management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, such financing will be completed on commercially favorable terms, or that such development and other activities in connection with its services will be successful.

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

NOTE 3 – EARNINGS PER SHARE

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS” 128), “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

NOTE 4 – PRIVATE PLACEMENTS

On January 22, 2004, the Company sold to certain investors an aggregate of 2,000,000 shares of its common stock at $1.00 per share for an aggregate purchase price of $2,000,000. The Company previously indicated that it would redeem a total of 2,000,000 shares of common stock from Messrs. McDonald and Roup, executive officers of the Company, and another shareholder for no additional consideration in connection with the transaction. As of May 17, 2004, that redemption has not occurred. The Company believes that the redemption shall occur in the second quarter of 2004.

On January 30, 2004, the Company sold to Guerrilla Partners LP an aggregate of 100,000 shares of its common stock at $1.00 per share for an aggregate purchase price of $100,000. The finder’s fee associated with these two transactions was $62,000.

NOTE 5 – ACQUISITION OF SUPERIOR STAFFING SOLUTIONS, INC.

Effective December 22, 2003, the Company acquired selected assets and assumed selected liabilities of Superior Staffing Solutions, Inc. (“Superior Staffing”). Subsequent to December 31, 2003, the Company and Superior Staffing reconciled the balances of liabilities assumed and determined that the liabilities assumed were $591,940 in excess of those determined when the Company finalized its financial statements for the year ended December 31, 2003. Therefore, goodwill was increased by that amount.

NOTE 6 – LOAN, RELATED PARTY

In the first quarter of 2004, a significant shareholder loaned the Company $25,000 to fund operations. The loan is non-interest bearing and has no formal terms of repayment.

NOTE 7 — ACCOUNTS RECEIVABLE

Accounts receivable comprise the following:

	March 31, 2004	December 31, 2003
Receivables assigned to factor	$806,817	$371,105
Advances to (from) factor	(587,457)	(242,101)

Amounts due from factor	219,360	129,304
Unfactored accounts receivable	346,524	985,539

	$565,884	$1,115,257

Pursuant to a factoring agreement, Amerisource Funding, Inc. acts as the Company’s factor for the majority of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Amerisource Funding, Inc. include a flat rate of 3.5% for the first 35 days an account is outstanding. An additional fee of 0.12% per day begins on the 36th day the account is outstanding. At March 31, 2004 and December 31, 2003, the factoring charge amounted to $37,338 and $137,660, respectively. The Company’s obligations to Amerisource Funding, Inc. are collateralized by substantially all of the Company’s assets and are guaranteed by the Company’s officers, Marc D. Roup and Richard E. McDonald. Maximum funding under the Amerisource Funding, Inc. agreement is $850,000.

NOTE 8 – SUBSEQUENT EVENTS

Between April 1, 2004, and April 23, 2004, Barron Partners and certain investors that were parties to a certain Stock Purchase Agreement dated December 24, 2003, acquired an aggregate of 1,766,661 shares of our restricted common stock by exercising warrants at a price of $0.60 per share for a total investment of $1,059,999.66. Included in that total was the acquisition of 1,200,000 of our common shares by Barron Partners, LP, the lead investor in the December 24, 2003, private placement.

On May 3, 2004, the Company entered into a definitive Stock Purchase Agreement with Pulse Healthcare Staffing, Inc. (“Pulse Staffing”), a California corporation located in Citrus Heights, California, pursuant to which the Company will acquire Pulse Staffing. The completion of this transaction is subject to certain contingencies. Accordingly, we do not know whether the transaction will be completed in a timely manner, if at all, or whether we will be able to realize the expected benefits from the transaction. Please see our risk factors regarding our acquisition strategy that are set forth in the Company’s Form 10-KSB as filed with the Securities and Exchange Commission on April 19, 2004.

On May 7, 2004, the Company acquired substantially all of the assets and assumed selected liabilities of Care For Them, Inc., a privately held medical staffing company, for consideration consisting of approximately $601,000 in cash and assumed debt. No stock was issued in connection with the transaction. Care For Them, Inc. had sales of approximately $5.4 million for the fiscal year ending June 30, 2003, and has offices in Massachusetts and New Hampshire. There can be no assurances that the prior revenues will be achieved and that the Company will realize an increase in net profits as a result of the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

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

Our healthcare staffing business is comprised of nurse staffing, allied health staffing and doctorate-level staffing. We have provided such staffing services to over 1,000 healthcare facilities in 8 states and the District of Columbia and operate sales offices in Pennsylvania, Ohio, Florida, Massachusetts and New Hampshire. During our fiscal year ended December 31, 2003, we directly placed or assisted in the placement of approximately 2,600 healthcare professionals. Because our fees are paid by our clients rather than by the government or other third parties, we have no direct exposure to Medicare or Medicaid reimbursements.

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

On December 22, 2003, we acquired substantially all of the assets of Superior Staffing Solutions, Inc. a privately held nurse staffing company located in Pittsburgh, Pennsylvania. We made this strategic acquisition to broaden our nurse recruiting and placement abilities and to gain direct and immediate access to new customers of nurse staffing services.

On December 24, 2003, we sold to Barron Partners, LP and certain investors (“Investors”) an aggregate of 2,750,000 shares of our common stock at $0.60 per share for an aggregate purchase price of $1,650,000 (“Investment Shares”). The finder’s fee associated with this transaction was $75,000. In connection with this transaction, we also issued to the Investors three types of warrants, all of which expire five years from the date of issuance. The Investment Shares and the warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

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

The third series of warrants (the “Third Warrants”) provide the Investors the right to purchase 1,000,000 shares of our common stock. The Third Warrants have an exercise price of $2.00 per share, resulting in proceeds of $2,000,000 to us upon their full exercise. We may call, for $0.001 per warrant, the Third Warrants if the average price of our common stock exceeds 125% of the exercise price for twenty consecutive trading days and a registration statement that registers the shares underlying the Third Warrants for resale has been declared and remains effective for the same twenty consecutive trading days.

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

Following the exercise of the First Warrants, the agreement requires us to redeem up to 1,250,000 common shares each from Messrs. Roup and McDonald for no consideration or compensation. To date, that redemption has not occurred.

On January 22, 2004, we sold to certain investors an aggregate of 2,000,000 shares of our common stock at $1.00 per share for an aggregate purchase price of $2,000,000. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. We previously indicated that we would redeem a total of 2,000,000 shares of common stock from Messrs. McDonald and Roup, and another shareholder for no additional consideration. As of May 17, 2004, that redemption has not occurred. We believe the redemption shall occur in the second quarter of 2004.

On January 30, 2004, we sold to Guerrilla Partners, LP an aggregate of 100,000 shares of our common stock at $1.00 per share for an aggregate purchase price of $100,000. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. The finder’s fee associated with this transaction and the January 22, 2004, transaction was $62,000.

Between April 1, 2004 and April 23, 2004, Barron Partners, LP and certain investors that were parties to the December 24, 2003, private placement acquired an aggregate of 1,766,661 shares of our restricted common stock by exercising warrants at a price of $0.60 per share for a total investment of $1,059,999.66. Included in that total was the acquisition of 1,200,000 of our common shares by Barron Partners, LP, the lead investor in the December 24, 2003 private placement. We believe that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering because the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us, had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Sales. Sales for the three months ended March 31, 2004 increased by 78% to $1,680,745 from $942,887 for the three months ended March 31, 2003. The increase was primarily due to the acquisition of Superior Staffing, which occurred in December 2003.

Gross Profit. Gross profit is total sales less cost of sales. Gross profit excludes general corporate expenses, financial expenses and income tax. For the three months ended March 31, 2004 and 2003, respectively, our gross profit was $665,452 and $317,278, which represented a 110% gross profit increase. The increase in gross profit is due to the aforementioned increased sales and additional permanent placement fees received in the current quarter. Gross profit as a percentage of sales increased to 39.6% for the three months ended March 31, 2004, from 33.6% for the three months ended March 31, 2003. The 6% gross profit increase as a percentage of sales is attributable to additional placement fees received in the current quarter and overall margin increases in staffing contracts.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $840,449 from $679,408 for the three months ended March 31, 2004 and 2003, respectively, representing a 24% increase. The primary reason for the increase was the acquisition of Superior Staffing in December 2003, which resulted in the related overhead costs from that operation in the current quarter. Additionally, the Company has added staffing to enhance the Company’s infrastructure. The prior year quarter included $130,000 in expenses for services associated with the merger with Better Solutions, Inc. (“Better Solutions”), which was consummated in February 2003, and approximately $65,000 of legal and accounting costs associated with the aforementioned merger and Securities and Exchange Commission filings.

Operating Income. The operating loss decreased by $187,132 from $362,129 to $174,997 for the three months ended March 31, 2004 and 2003, respectively. The decrease in the operating loss was a direct result of the increased sales and gross margin, partially offset by the increased selling, marketing and administrative expenses as described above.

Interest Expense. Interest expense increase to $71,100 from $33,000 for the three months ended March 31, 2004 and 2003, respectively. This 115% increase in interest expense is due to: (a) additional use of our factoring arrangement to factor the accounts receivable acquired from Superior Staffing; (b) interest on the notes payable issued to Superior Staffing as part of the acquisition agreement; and (c) increased borrowings on our line of credit.

Income Taxes. No federal or state income tax has been provided for the three months ended March 31, 2004 and 2003 due to the losses. The income generated by Better Solutions in 2003 prior to our acquisition on February 20, 2003 was distributed to the shareholders of Better Solutions in proportion to their ownership. On January 1, 2002, Better Solutions, with the consent of its shareholders, elected to be an S Corporation under the Internal Revenue Code. In lieu of corporation income taxes, the stockholders are taxed on their proportionate share of a company’s taxable income.

Liquidity and Capital Resources

During the three months ended April 30, 2004, the Company’s cash decreased by $129,415 to $48,284. Cash utilized by financing and investing activities of $496,940 and $108,692, respectively, was partially offset by cash inflows of $476,217 from operating activities.

Cash utilized by financing activities included the initial payment of $1,585,000 due to Superior Staffing made in January 2004, and $591,940 of payments on a note payable assumed by the Company as part of the Superior Staffing acquisition. These cash outflows were partially offset by $1,655,000 of proceeds from two private placements of the Company’s common stock in January 2004 and was net of $445,000 of costs incurred in connection with the two private placements and a $25,000 advance from a related party to fund operations.

Cash utilized by investing activities included an $103,826 increase in deferred acquisition costs, including due diligence, legal and associated costs, incurred in relation to the Company’s four announced letters of intent and $4,866 for the purchase of property, plant and equipment.

Cash provided by operating activities totaled $476,217 in the three months ended April 30, 2004. Cash inflows including a $549,373 decrease in accounts receivable primarily from the factoring of accounts receivable acquired as part of the Superior Staffing acquisition, a $118,932 increase due from seller, which are receivables owed from Superior Staffing post-acquisition, a $42,735 decrease in prepaid expenses, a $60,126 increase in accounts payable, a $26,614 increase in accrued liabilities related to the timing of payments and $172,504 of depreciation and amortization. These cash inflows were partially offset by cash outflows of $244,203 due to the Company’s loss during the quarter ended March 31, 2004 and a $12,000 decrease in accrued income taxes payable for a payment made in the quarter.

Cash decreased by $60,994, to $3,870 from $64,864 for the three months ended March 31, 2003. The decrease in cash during the first three months of 2003 is attributable to cash outflows from operations of $263,016 and $22,978 of cash outflows associated with investing activities. These cash outflows were partially offset by $225,000 of cash inflows from financing activities.

Cash used by operating activities totaled $263,016 in the three months ended March 31, 2003. Cash outflows included the $395,016 loss, net of $142,500 of non-cash stock issued for services in the quarter and a $28,438 increase in prepaid expenses due to rental deposits required at the newly opened Cleveland, Ohio and Boca Raton, Florida offices. These cash outflows were partially offset by cash inflows including a $7,382 decrease in accounts receivables and a $7,900 increase in accrued liabilities due to the timing of our payroll payments.

Cash used by investing activities totaled $22,978 due to the purchase of property, plant and equipment to furnish the new branch offices in Cleveland, Ohio and Boca Raton, Florida.

Cash inflows from financing activities was due to net borrowings of $225,000 on the line of credit. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

Accounting Policies Subject to Estimation and Judgment

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal actions in the ordinary course of business. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity. None of these matters, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On January 22, 2004, we sold to certain investors an aggregate of 2,000,000 shares of its common stock at $1.00 per share, for an aggregate purchase price of $2,000,000. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In conjunction with the aforementioned financing, we agreed to cancel a total of 2,000,000 common shares from Marc Roup and Richard McDonald, our executive officers, and another shareholder in connection with the 2,000,000 common share issuance. We did not provide any consideration or compensation in return for the redemption of the common stock. As of May 17, 2004, that cancellation has not occurred. We believe the redemption shall occur in the second quarter of 2004.

On January 30, 2004, we sold to Guerrilla Partners, LP an aggregate of 100,000 shares of our common stock at $1.00 per share for an aggregate purchase price of $100,000. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction. The finder’s fee associated with this transaction and the January 22, 2004, transaction was $62,000.

Between April 1, 2004 and April 23, 2004, certain investors which were parties to the December 24, 2003, private placement of our equity securities acquired an aggregate of 1,766,661 shares of our restricted common stock by exercising warrants at a price of $0.60 per share for a total investment of $1,060,000. Included in that total was the acquisition of 1,200,000 of our common shares by Barron Partners, LP, the lead investor in the December 24, 2003 private placement. We believe that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering because the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us, had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated. No underwriters were involved in this transaction.

ITEM 5. OTHER INFORMATION

On May 3, 2004, the Company entered into a definitive Stock Purchase Agreement with Pulse Healthcare Staffing, Inc. (“Pulse Staffing”), a California corporation located in Citrus Heights, California, pursuant to which the Company will acquire Pulse Staffing. The completion of this transaction is subject to certain contingencies. Accordingly, we do not know whether the transaction will be completed in a timely manner, if at all, or whether we will be able to realize the expected benefits from the transaction. Please see our risk factors regarding our acquisition strategy that are set forth in the Company’s Form 10-KSB as filed with the Securities and Exchange Commission on April 19, 2004.

On May 7, 2004, the Company acquired substantially all of the assets and assumed selected liabilities of Care For Them, Inc., a privately held medical staffing company, for consideration consisting of approximately $601,000 in cash and assumed debt. No stock was issued in connection with the transaction. Care For Them had sales of approximately $5.4 million for the fiscal year ending June 30, 2003, and has offices in Massachusetts and New Hampshire. There can be no assurances that the prior revenues will be achieved and that the Company will realize an increase in net profits as a result of the acquisition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

	EXHIBIT INDEX Exhibit No. and Description	Pages of Sequential Numbering System

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed the following current reports on Form 8-K during the three months ended March 31, 2004:

•	Form 8-K filed January 5, 2004 containing an Item 5 – Other Events, disclosing the private placement of our common stock with Barron Partners LLP and Certain Investors

•	Form 8-K filed January 7, 2004 containing an Item 2 – Acquisition or Disposition of Assets and Item 7 – Financial Statements and Exhibits, disclosing the acquisition of Superior Staffing and indicating that the audited financial statements of Superior Staffing Solutions, Inc. and related pro forma of us and Superior Staffing would be filed within sixty days

•	Form 8-K/A filed January 14, 2004 amending the Form 8-K filed on January 5, 2004 and containing an Item 5 – Other Events, disclosing the private placement of our common stock with Barron Partners LP and Certain Investors

•	Form 8-K filed February 4, 2004 containing an Item 5 – Other Events, disclosing two private placements of our common stock

•	Form 8-K filed March 8, 2004 containing an Item 2 – Acquisition or Disposition of Assets and Item 7 – Financial Statements and Exhibits, which contained the audited financial statements of Superior Staffing Solutions, Inc. and related pro forma financial statements of us and Superior Staffing

•	Form 8-K filed March 24, 2004 containing an Item 12 – Results of Operation and Financial Condition discussing the Company’s earnings for the quarter and year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ALTERNATIVES, INC.

By	/s/Marc D. Roup
Marc D. Roup
Chief Executive Officer

Date: May 17, 2004

Exhibit Index

Exhibit No.	Description

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.