Form 10QSB
period 2004-06-30
WORLD HEALTH ALTERNATIVES INC
filed 2004-08-23
CIK 1169709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

412-829-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 11, 2004, there were 33,285,318 shares of the registrant’s common stock outstanding.

World Health Alternatives, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

World Health Alternatives, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003*
	(unaudited)
Assets

Current Assets
Cash	$38,622	$177,699
Accounts receivable	8,377,874	1,357,358
Accounts receivable - other	95,920	75,000
Prepaid Expenses	179,893	148,309

Total Current Assets	8,692,309	1,758,366

Property, Plant and Equipment, net	488,872	120,992

Intangible Assets	11,045,087	3,269,793

Goodwill	16,460,393	152,207

Total Assets	$36,686,661	$5,301,358

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$702,416	$25,032
Accrued liabilities	1,103,958	189,190
Related party loan	1,518,571	—
Due to factors	6,403,042	242,101
Short-term notes payable	14,419,670	—
Current and deferred income taxes payable	13,868	25,484
Current portion of notes payable	1,257,908	1,874,601

Total Current Liabilities	25,419,433	2,356,408

Note Payable, net of current portion	1,008,063	760,399

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized, 31,126,568 and 23,638,243 shares issued and outstanding, respectively	3,113	2,364
Additional paid-in capital	10,606,886	2,068,869
Retained earnings (deficit)	(350,834)	113,318

Total Stockholders’ Equity	10,259,165	2,184,551

Total Liabilities and Stockholders’ Equity	$36,686,661	$5,301,358

*	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Statements of Condensed Consolidated Operations

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003
Sales	$5,561,518	$842,352
Cost of Sales	3,810,683	510,038

Gross profit	1,750,835	332,314

Selling, marketing and administrative expenses	1,758,182	327,973

Income (loss) from operations	(7,347)	4,341

Other income (expense):
Interest expense	(213,343)	(37,787)
Interest income	741	19

Total other expenses	(212,602)	(37,768)

Income (loss) before income taxes	(219,949)	(33,427)

Income tax benefit (provision)	—	27,000

Net income (loss)	$(219,949)	$(6,427)

Per share of common stock:

Basic	$(0.01)	$(0.00)

Dilutive	$(0.01)	$(0.00)

Weighted average number common shares basic and dilutive	28,701,393	38,986,704

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Statements of Condensed Consolidated Operations

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Sales	$7,242,264	$1,785,239
Cost of Sales	4,825,975	1,135,647

Gross profit	2,416,289	649,592

Selling, marketing and administrative expenses	2,598,633	1,007,380

Loss from operations	(182,344)	(357,788)

Other income (expense):
Interest expense	(284,443)	(70,787)
Interest income	2,635	132

Total other expenses	(281,808)	(70,655)

Income (loss) before income taxes	(464,152)	(428,443)

Income tax benefit (provision)	—	27,000

Net income (loss)	$(464,152)	$(401,443)

Per share of common stock:

Basic	$(0.02)	$(0.01)

Dilutive	$(0.02)	$(0.01)

Weighted average number common shares basic and dilutive	26,961,576	38,909,046

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2004

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	23,638,243	$2,364	$2,068,869	$113,318	$2,184,551
Issuance of shares in connection with private placements, net of $445,000 of issuance costs	2,100,000	210	1,654,790	—	1,655,000
Exercise of warrants for common stock, net of $113,000 of investment banking fees	3,333,300	333	1,886,647	—	1,886,980
Issuance of common stock in connection with acquisition of Pulse Healthcare Staffing, Inc.	1,350,000	136	3,264,164	—	3,264,300
Issuance of common stock in connection with acquisition of Curley and Associates, LLC	662,025	66	1,604,021	—	1,604,087
Issuance of common stock to employees	43,000	4	128,395	—	128,399
Net loss – June 30, 2004				(464,152)	(464,152)

Balance at June 30, 2004	31,126,568	$3,113	$10,606,886	$(350,834)	$10,259,165

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Statements of Condensed Consolidated Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(464,152)	$(401,443)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and amortization	618,007	8,366
Stock issued for services	128,399	80,375
Changes in Assets and Liabilities Other than Cash:
(Increase) decrease in:
Accounts receivable	(210,516)	(2,986)
Prepaid expenses	13,637	(28,789)
Increase (decrease) in:
Accounts payable	(356,398)	(32,570)
Accrued income taxes	(11,616)	(27,000)
Accrued liabilities	211,431	53,424

	(353,462)	(37,921)

Net Cash Used by Operating Activities	(71,208)	(350,623)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(16,997)	(24,452)
Acquisition of businesses	(1,901,711)	—

Net Cash Used by Investing Activities	(1,918,708)	(24,452)

Cash Flows from Financing Activities:
Proceeds from note payable	1,725,520	250,000
Net increase in due from factor	549,905	2,235
Payment of note payable	(5,485,137)	—
Advance from related party	1,518,571	96,350
Net proceeds from exercise of stock warrants	1,886,980	—
Net proceeds from private placements of common stock	1,655,000

Net Cash Provided by Financing Activities	1,850,839	348,585

Net Decrease in Cash	(139,077)	(26,490)
Cash, Beginning of Period	177,699	64,864

Cash, End of Period	$38,622	$38,374

Supplementary disclosures of cash activities:

Cash Paid for Interest	$122,619	$70,787

Cash Paid for Income Taxes	$12,000	$—

Cancelled Common Stock	$—	$87,500

Notes payable issued as part of acquisitions of businesses	$16,940,530	$87,500

Common Stock issued for acquisitions	$4,868,387	$—

See accompanying notes to condensed consolidated financial statements.

WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of World Health Alternatives, Inc. (the “Company”) and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended June 30, 2004 were of a normal, recurring nature. The amounts presented for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003, dated April 19, 2004, and in the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2004, dated May 17, 2004, which should be read in conjunction with this quarterly report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of less than three months to be cash equivalents. As of June 30, 2004, the Company had no cash equivalents.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or determinable and collectibility is reasonably assured. The Company recognized revenue on service contracts as services are performed. At the end of a period, an accrual of accounts receivable and revenue is made for services performed but not as yet billed to customers. Permanent placement fees are recognized upon the customer’s agreement to the placement.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation is computed using the straight-line method over the following estimated lives:

Software	3 Years
Computer equipment	5 Years
Furniture and fixtures	7 Years

Intangible Assets

Intangible assets are carried at the fair market value as determined in accordance with Financial Accounting Standards Board No. 141, “Business Combinations.” Amortization is computed using the straight-line method over an estimated useful life of 5 years.

The Company defers the costs associated with evaluating potential acquisition candidates and preparing the related acquisition agreements as Other Assets. Once an acquisition is completed, the deferred acquisition costs are capitalized and allocated as part of the purchase price allocation. Costs associated with acquisitions that are not ultimately consummated are written off to expense in the period when the Company determined that it is no longer pursuing the potential acquisition.

As of June 30, 2004 and December 31, 2003, intangible assets consisted of the following:

	June 30, 2004	December 31, 2003
Covenants Not To Compete	$3,230,968	$2,038,993
Consultant Database	3,097,113	1,192,800
Customer Lists	4,072,395	—
Employment Agreements	1,209,000	—
Deferred Acquisition Costs	—	38,000

	11,609,476	3,269,793
Accumulated Amortization	(564,389)	—

Net	11,045,087	3,269,793

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Prior year amounts have been reclassified to conform to current year classifications.

NOTE 3 – EARNINGS PER SHARE

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS” 128). “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

NOTE 4 – PRIVATE PLACEMENTS

On January 22, 2004, the Company sold to certain investors an aggregate of 2,000,000 shares of its Common Stock at $1.00 per share, for an aggregate purchase price of $2,000,000

On January 30, 2004, the Company sold to Guerrilla Partners L.P. an aggregate of 100,000 shares of its Common Stock at $1.00 per share, for an aggregate purchase price of $100,000. The finder’s fee associated with these two transactions was $62,000, with the offset against Additional Paid in Capital.

NOTE 5 – ACQUISITION OF SUPERIOR STAFFING SOLUTIONS, INC.

Effective December 22, 2003, the Company acquired selected assets and assumed selected liabilities of Superior Staffing Solutions, Inc. (“Superior Staffing”). Subsequent to December 31, 2003 the Company and Superior Staffing reconciled the balances of liabilities assumed and determined that the liabilities assumed were $591,940 in excess of those determined when the Company finalized its financial statements for the year ended December 31, 2003. Therefore, goodwill was increased by that amount as the Company continues to assess and value the assets acquired and liabilities assumed relative to this acquisition.

NOTE 6 – EXERCISE OF WARRANTS

Between April 1, 2004 and June 17, 2004, Barron Partners and certain investors who were parties to the December 24, 2003 private placement acquired an aggregate of 3,333,330 shares of our restricted common stock by exercising warrants at a price of $0.60 per share for a total investment of $1,999,980. Included in that total was the acquisition of 2,666,640 shares of our common stock by Barron Partners, LP, the lead investor in the December 24, 2003 private placement. The Company paid an investment banking fee of $113,000 relative to the exercise of the warrants, which was offset against Additional Paid in Capital.

NOTE 7 – ACCOUNTS RECEIVABLES

Pursuant to a factoring agreement, Advance Payroll Funding, Inc. acts as the Company’s factor for the majority of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Advance Payroll Funding, Inc. include a flat rate of 1.2% for the first 10 days an account is outstanding. An additional fee of 0.60% is payable for each 10 day period that an account is outstanding after the initial 10 days. For the six months ended June 30, 2004 and 2003, the factoring charge amounted to $35,215 and $0, respectively. The Company’s obligations to Advance Payroll Funding, Inc. are collateralized by substantially all of the Company’s assets. Maximum funding under the Advance Payroll Funding, Inc. agreement is $10,000,000.

Pursuant to a factoring agreement, Amerisource Funding, Inc. acts as the Company’s factor for some of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by AmeriSource Funding, Inc. include a flat rate of 3.5% for the first 35 days an account is outstanding. An additional fee of 0.12% per day begins on the 36th day the account is outstanding. For the six months ended June 30, 2004 and 2003, the factoring charge amounted to $126,608 and $65,044, respectively. The Company’s obligations to Amerisource Funding, Inc. are collateralized by substantially all of the Company’s assets and are guaranteed by the Company’s President, Richard E. McDonald. Maximum funding under the Amerisource Funding, Inc. agreement is $850,000.

NOTE 8 – ACQUISITION OF BUSINESSES

•	PULSE HEALTHCARE STAFFING, INC.

On April 30, 2004, the Company executed a stock purchase agreement, subsequently amended on May 19, 2004, May 28, 2004 and June 22, 2004 (the stock purchase agreement and the amendments thereto shall be referred to collectively as the “Stock Purchase Agreement”), thereby completing the Company’s acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). Pulse is a medical staffing company located in Citrus Heights, California, that places nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. Pulse had approximately 175 clients across seven western states, with California being its largest market, and a database of approximately 20,000 nurses. The Company intends to retain Pulse’s current infrastructure, including its management team and key employees, and will operate Pulse as a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company received 100,000 shares of Pulse, representing all of the issued and outstanding shares of Pulse’s common stock, for $14,924,075, subject to a working capital adjustment, and 200,000 shares of the Company’s restricted common stock valued at $2.42 per share. The purchase price was allocated to the Controlling Management Shareholder, the Principal Shareholder and the Remaining Shareholders as follows:

As consideration for the acquisition, the Company paid the Controlling Management shareholder the aggregate purchase price of $12,906,075 and an aggregate of 100,000 shares of the Company’s restricted common stock. The cash consideration shall be paid as follows:

•	$438,000 payable at closing;

•	$9,065,000 payable on or before July 12th, 2004 of which $3,260,000 remains payable.

•	$1,250,000 to be deposited into an escrow account on or before June 14, 2004, and shall be distributed, after the working capital adjustment, in accordance with the terms of the Stock Purchase Agreement and the Escrow Agreement (attached as an exhibit to the Stock Purchase Agreement). The parties have agreed that the payments from the escrow account will be subject to adjustment based on actual working capital (the current assets of Pulse minus the current liabilities of Pulse) and any indemnification claims against the Controlling Management Shareholder.

After June 14, 2004;

•	$1,000,000 payable six months following the closing date of the Stock Purchase Agreement;

•	$1,000,000 payable twelve months following the closing date of the Stock Purchase Agreement;

As consideration for this acquisition, the Company will pay the Principal Shareholder the aggregate purchase price of $750,000 and 100,000 shares of the Company’s restricted common stock. The cash consideration shall be paid as follows:

•	$50,000 payable at closing;

•	$250,000 payable by May 28, 2004;

•	$450,000 payable on or before June 14, 2004;

As consideration for this acquisition, the Company will pay the Remaining Shareholders the aggregate purchase price of $1,112,000. The cash consideration shall be paid as follows:

•	$512,000 payable at closing;

•	$50,000 payable by May 28, 2004;

•	$250,000 payable on or before June 14, 2004;

In addition, the shares of the Controlling Management Shareholder that the Company received are pledged as security against the Company’s payment of all the consideration to be paid to the Controlling Management Shareholder, the Principal Shareholder and one of the Remaining Shareholders, pursuant to the terms and conditions of a pledge agreement.

Additionally, a number of past employees of Pulse received payments to resolve any preacquisition contingencies relating to Pulse as part of the acquisition agreement. These past employees were required to execute releases covering any prior ownership claims and/or any other claims against Pulse. Additionally, they entered into employment agreements with the Company. The past employees received an aggregate payment of $1,000,000 at closing and will receive an aggregate of $200,000 for each of the succeeding five months. Additionally, certain management employees received a total of 650,000 shares of the Company’s restricted common stock as part of their releases of claims against Pulse. Furthermore, the former Chief Executive Officer of Pulse entered into an employment agreement with the Company. As part of that agreement he received 500,000 shares of the Company’s restricted common stock with another 500,000 shares of the Company’s restricted common stock contingentily issuable upon the successful integration of Pulse into the Company.

•	ACQUISITION OF CURLEY AND ASSOCIATES, LLC

Effective June 1, 2004, the Company acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, LLC, a Florida corporation (“CurleyMed”). Curley Med was a medical staffing company located in Stanford, Florida, which specialized in travel placements of allied healthcare professionals. CurleyMed had approximately 200 clients in over 40 states. The Company intends to retain CurleyMed’s current infrastructure, including its management team and key employees.

The terms of the asset purchase included a $200,000 cash payment at closing, an $800,000 short-term promissory note, a $525,000 two-year promissory note and 662,025 shares of the Company’s restricted common stock valued at $2.42 per share. Additionally, the owners of CurleyMed will receive contingent payments in the form of an earnout equal to the greater of 25% of the gross profit in 2004, 2005 and 2006 in excess of the 2003 actual gross profit, or 50% of the net income in 2004, 2005 and 2006 in excess of the 2003 actual net income.

•	ACQUISITION OF CARE FOR THEM, INC.

Effective May 7, 2004, the Company acquired selected assets (primarily accounts receivable and fixed assets) and assumed selected liabilities of Care for Them, Inc., a Massachusetts corporation (“Care For Them”). Care For Them was a medical staffing company located in Danvers, Massachusetts that placed nurses in healthcare facilities for contractually defined assignment periods or on a permanent basis. Care For Them had been in business since 1995 and operated an office in the Boston metropolitan area and two offices in southern New Hampshire, primarily supplying nurses to local hospitals, assisted living homes and family medical practices. The Company intends to retain Care For Them’s current infrastructure, including its management team and key employees.

The terms of the asset purchase were $242,000 of cash at closing. Additionally, the owner of Care For Them will receive contingent payments in the form of an earnout equal to 25%, 10% and 10% of the gross profit in 2004, 2005 and 2006, respectively, in excess of the 2003 actual gross profit.

The following unaudited pro forma condensed results of operations assume that the acquisitions of the three aforementioned businesses were consummated on January 1, 2004 and 2003:

	Six months ended June 30,
	2004	2003
Sales	$23,759,956	$18,576,505
Net Income (Loss)	$543,339	$(1,896,035)

Net income (loss) per common shares	$0.02	$(0.05)

Weighted average shares outstanding	28,545,520	40,921,071

	Three months ended June 30,
	2004	2003
Sales	$10,534,301	$9,069,091
Net Income (Loss)	$13,015	$(416,332)

Net income (loss) per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	29,857,256	40,998,729

NOTE 9 – SUBSEQUENT EVENT

Effective August 4, 2004, the Company closed on an $11 million financing transaction with a group of private investors (“Investors”). The financing consisted of two components: (a) an equity portion for $4,317,500 and (b) a debenture portion for $6,682,500.

For the equity portion, the Company issued units consisting of 2,158,750 shares of restricted Common Stock and Warrants to purchase 647,625 shares of restricted Common Stock with an aggregate purchase price of $4,317,500. Upon closing on the Stock Purchase Agreement between the Company and the Investors, the Company issued 2,158,750 shares of its restricted Common Stock at $2.00 per share for an aggregate purchase price of $4,317,500. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s restricted Common Stock.

The Warrant provides for the Investors to purchase an aggregate of 647,625 shares of the Company’s restricted Common Stock. The Warrants, which expire five years from the date of issuance, have an exercise price of $3.50 per share, resulting in aggregate proceeds of $2,266,687 to the Company upon their exercise. The Company may call each Warrant, for $0.001 per warrant, if the average price of the Company’s Common Stock is 150% of the exercise price for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days.

For the debenture portion, the Company issued units consisting of debentures and warrants to purchase shares of restricted Common Stock with an aggregate purchase price of $6,682,500. Upon closing on the Debenture Purchase Agreement between the Company and the Investors, the Company issued $6,682,500 of debentures with a 7 1/2% interest coupon. The debentures are convertible into restricted shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,108,139 shares of the Company’s restricted Common Stock if all debentures are converted. The Company can force the conversion of the debentures into shares of the Company’s restricted Common Stock if the average closing price of the Company’s shares of Common Stock on the trading market on which the common stock is then listed for trading exceeds 200% of $2.15 per share for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. If the debentures are not converted into restricted Common Stock of the Company, they mature on August 4, 2007. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s restricted Common Stock.

The Warrant provides the Investors with the right to purchase an aggregate of 932,442 shares of the Company’s restricted Common Stock. The Warrant, which expires five years from the date of issuance, has an exercise price of $2.596 per share, resulting in proceeds of $2,420,619 to the Company upon their exercise.

The Company intends to utilize the proceeds from the sale of its Common Stock and Debenture to retire certain outstanding long-term debt, including certain obligations stemming from its acquisition of Pulse Healthcare Staffing, Inc.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

Overview of Our Company

We are a provider of healthcare staffing services to hospitals and other healthcare facilities. Operating under the names World Health and MedTech Medical Staffing, we provide our clients with timely and flexible staffing solutions through either temporary or permanent placements of healthcare personnel. Our integrated staffing services are designed to meet all of our clients’ staffing requirements and include interviewing, screening and selecting our clients’ prospective personnel. These services enable our clients to optimize their staffing needs in a flexible and timely manner while decreasing overall staffing costs. We were incorporated under the laws of the State of Florida on February 13, 2002.

Our healthcare staffing business is comprised of nurse and allied health staffing. We have provided such staffing services to healthcare facilities in all 50 states and the District of Columbia and operate sales offices in Pennsylvania, California, Florida, Massachusetts, New Hampshire and Ohio. During our fiscal year ended December 31, 2003, we directly placed, or assisted in the placement of, approximately 2,600 healthcare professionals. Because our fees are paid by our clients rather than by the government or other third parties, we have no direct exposure to Medicare or Medicaid reimbursements.

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

On December 22, 2003, we acquired substantially all of the assets of Superior Staffing Solutions, Inc., a privately held nurse staffing company located in Pittsburgh, Pennsylvania. We made this strategic acquisition to broaden our nurse recruiting and placement abilities and to gain direct and immediate access to new customers of nurse staffing services.

On December 24, 2003, we sold to Barron Partners, LP and certain investors (“Investors”) an aggregate of 2,750,000 shares of our common stock at $0.60 per share, for an aggregate purchase price of $1,650,000 (“Investment Shares”). In connection with this transaction, we also issued to the Investors three types of warrants, all of which expire five years from the date of issuance. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The first series of warrants (the “First Warrants”) provide the Investors with the right to purchase up to 3,333,300 shares of our common stock. The First Warrants have an exercise price of $0.60 per share, resulting in proceeds of $2,000,000 to us upon their full exercise. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The second series of warrants (the “Second Warrants”) provide the Investors with the right to purchase 1,000,000 shares of our common stock. The Second Warrants have an exercise price of $1.50 per share, resulting in proceeds of $1,500,000 to us upon their full exercise. We may call, for $0.001 per warrant, the Second Warrants if the average price of our common stock exceeds 125% of the exercise price for twenty consecutive trading days and a registration statement that registers the shares underlying the Second Warrants for resale has been declared and remains effective for the same twenty consecutive trading days. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The third series of warrants (the “Third Warrants”) provide the Investors with the right to purchase 1,000,000 shares of our common stock. The Third Warrants have an exercise price of $2.00 per share, resulting in proceeds of $2,000,000 to us upon their full exercise. We may call, for $0.001 per warrant, the Third Warrants if the average price of our common stock exceeds 125% of the exercise price for twenty consecutive trading days and a registration statement that registers the shares underlying the Third Warrants for resale has been declared and remains effective for the same twenty consecutive trading days. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

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

On January 22, 2004, we sold to certain investors an aggregate of 2,000,000 shares of our common stock at $1.00 per share for an aggregate purchase price of $2,000,000. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

On January 30, 2004, we sold to Guerrilla Partners LP an aggregate of 100,000 shares of our common stock at $1.00 per share for an aggregate purchase price of $100,000. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

Between April 1, 2004 and June 17, 2004, Barron Partners and certain investors who were parties to the December 24, 2003 private placement acquired an aggregate of 3,333,330 shares of our restricted common stock by exercising warrants at a price of $0.60 per share for a total investment of $1,999,980. Included in that total was the acquisition of 2,666,640 of our common shares by Barron Partners, LP, the lead investor in the December 24, 2003 private placement. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

On April 30, 2004, the Company executed a stock purchase agreement, subsequently amended on May 19, 2004 and May 28, 2004 (the stock purchase agreement and the amendments thereto shall be referred to collectively as the “Stock Purchase Agreement”), thereby completing the Company’s acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). Pulse is a medical staffing company located in Citrus Heights, California, that places nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. Pulse had approximately 175 clients across seven western states, with California being its largest market, and a database of approximately 20,000 nurses. The Company intends to retain Pulse’s current infrastructure, including its management team and key employees, and will operate Pulse as a wholly owned subsidiary of the Company. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company received 100,000 shares of Pulse, representing all of the issued and outstanding shares of Pulse’s common stock, for $14,924,075, subject to a working capital adjustment, and 200,000 shares of the Company’s restricted common stock valued at $2.42 per share.

Effective May 7, 2004, the Company acquired selected assets (primarily accounts receivable and fixed assets) and assumed selected liabilities of Care for Them, Inc., a Massachusetts corporation (“Care For Them”). Care For Them was a medical staffing company located in Danvers, Massachusetts that placed nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. Care For Them had been in business since 1995 and operated an office in the Boston metropolitan area and two offices in southern New Hampshire, primarily supplying nurses to local hospitals, assisted living homes and family medical practices. The Company intends to retain Care For Them’s current infrastructure, including its management team and key employees. The terms of the asset purchase were $242,000 of cash at closing. Additionally, the owner of Care For Them will receive contingent payments in the form of an earnout equal to 25%, 10% and 10% of the gross profit in 2004, 2005 and 2006, respectively, in excess of the 2003 actual gross profit.

Effective June 1, 2004, the Company acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, LLC, a Florida corporation (“CurleyMed”). CurleyMed was a medical staffing company located in Stanford, Florida, which specialized in travel placements of allied healthcare professionals. CurleyMed had approximately 200 clients in over 40 states. The Company intends to retain CurleyMed’s current infrastructure, including its management team and key employees. The terms of the asset purchase included a $200,000 cash payment at closing, an $800,000 short-term promissory note, a $525,000 two-year promissory note and 662,025 shares of the Company’s restricted common stock valued at $2.42 per share. In early August 2004, the cash payment due at closing and the short-term promissory note were paid. Additionally, the owners of CurleyMed will receive contingent payments in the form of an earnout equal to the greater of 25% of the gross profit in 2004, 2005 and 2006 in excess of the 2003 actual gross profit, or 50% of the net income in 2004, 2005 and 2006 in excess of the 2003 actual net income.

Effective August 4, 2004, the Company closed on a $11 million financing transaction with a group of private investors (“Investors”). The financing consisted of two components: (a) an equity portion for $4,317,500 and (b) a debenture portion for $6,682,500. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

For the equity portion, the Company issued units consisting of restricted Common Stock and Warrants with an aggregate purchase price of $4,317,500. Upon closing on the Stock Purchase Agreement between the Company. and the Investors, the Company issued 2,158,750 shares of its restricted Common Stock at $2.00 per share for an aggregate purchase price of $4,317,500. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s restricted Common Stock. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Warrant provides for the Investors to purchase an aggregate of 647,625 shares of the Company’s restricted Common Stock. The Warrants, which expire five years from the date of issuance, have an exercise price of $3.50 per share resulting in aggregate proceeds of $2,266,687 to the Company upon their exercise. The Company may call each Warrant, for $0.001 per warrant, if the average price of the Company’s Common Stock is 150% of the exercise price for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a

transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

For the debenture portion, the Company issued units consisting of debentures and warrants to purchase shares of restricted Common Stock with an aggregate purchase price of $6,682,500. Upon closing on the Debenture Purchase Agreement between World Health Alternatives, Inc. and the Investors, the Company issued $6,682,500 of debentures with a 7 1/2% interest coupon. The debentures are convertible into restricted shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,108,139 shares of the Company’s restricted Common Stock if all debentures are converted. The Company can force the conversion of the debentures into shares of the Company’s restricted Common Stock if the average closing price of the Company’s shares of Common Stock on the trading market on which the common stock is then listed for trading exceeds 200% of $2.15 per share for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. If the debentures are not converted into restricted Common Stock of the Company, they mature on August 4, 2007. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s restricted Common Stock. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Warrant provides for the Investors with the right to purchase an aggregate 932,442 shares of the Company’s restricted Common Stock. The Warrant, which expires five years from the date of issuance, has an exercise price of $2.596 per share, resulting in proceeds of $2,420,619 to the Company upon their exercise. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Company intends to utilize the proceeds from the sale of its Common Stock and Debenture to retire certain outstanding long-term debt, including certain obligations stemming from its acquisition of Pulse Healthcare Staffing, Inc.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

Sales. Sales for the three months ended June 30, 2004 increased by 560% to $5,561,518 from $842,352 for the three months ended June 30, 2003. The increase was primarily due to the acquisitions of Pulse Healthcare Staffing, Curley and associate and Care For Them, which occurred in May, 2004, June 2004 and May 2004, respectively.

Gross Profit. Gross profit is total sales less cost of sales. Gross profit excludes general corporate expenses, financial expenses and income tax. For the three months ended June 30, 2004 and 2003, respectively, our gross profit was $1,750,835 and $332,314, which represented a 427% gross profit increase. The increase in gross profit is primarily due to the aforementioned acquisitions, which occurred in the current quarter. Gross profit as a percentage of sales decreased to 31.5% for the three months ended June 30, 2004, from 39.5% for the three months ended June 30, 2003. The 8% gross profit decrease as a percentage of sales is attributable the integration of the aforementioned three acquisitions and their pricing structures which existed at the time of acquisition. Prospectively, the Company expects that their gross profit will increase to more traditional levels as the Company’s staffing and pricing strategies are adopted at the recently acquired operations.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $1,758,182 from $327,973 for the three months ended June 30, 2004 and 2003, respectively, representing a 436% increase. The primary reason for the increase was the aforementioned three acquisitions, which resulted in the related overhead costs from these operations in the current quarter. The Company’s overhead expenses included $423,965 of non-cash amortization expenses of the intangible assets created by the three aforementioned acquisitions that occurred in the second quarter of 2004 and the Superior Staffing acquisition which occurred in late December 2003. Exclusive of the aforementioned amortization expense, overhead expenses would have increased 307% as the Company was able to achieve economies of scale from its newly enlarged operating structure.

Operating Income. The operating profit decreased by $11,688 to ($7,347) from $4,341 for the three months ended June 30, 2004 and 2003, respectively. The decrease in the operating profit was a direct result of the aforementioned $423,965 of non-cash amortization expenses of the intangible assets created by the Company’s recent acquisitions as described above and a charge of $128,399 for the issuance of restricted common stock of the Company to employees for prior service.

Interest Expense. Interest expense increased to $213,343 from $37,787 for the three months ended June 30, 2004 and 2003, respectively. This 465% increase in interest expense is due to: (a) additional use of the Company’s factoring arrangements to factor the accounts receivable acquired from the recent acquisitions; (b) interest on the notes payable issued as part of the Company’s acquisition agreements and (c) interest on the Company’s existing debt.

Income Taxes. No federal or state income tax has been provided for the three months ended June 30, 2004 and 2003 due to the loss. The income generated by Better Solutions, Inc in 2003 prior to our acquisition on February 20, 2003 was distributed to the shareholders of Better Solutions in proportion to their ownership. On January 1, 2002, Better Solutions, with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders are taxed on their proportionate share of a company’s taxable income.

Six Months Ended June 30, 2004 and 2003

Sales. Sales for the six months ended June 30, 2004 increased by 306% to $7,242,264 from $1,785,239 for the six months ended June 30, 2003. The increase was primarily due to the acquisitions of Pulse Healthcare Staffing, Curley and associate and Care For Them, which occurred in May, 2004, June 2004 and May 2004, respectively.

Gross Profit. Gross profit is total sales less cost of sales. Gross profit excludes general corporate expenses, financial expenses and income tax. For the six months ended June 30, 2004 and 2003, respectively, our gross profit was $2,416,289 and $649,502, which represented a 272% gross profit increase. The increase in gross profit is primarily due to the aforementioned acquisitions, which occurred in the current quarter. Gross profit as a percentage of sales decreased to 33.4% for the six months ended June 30, 2004, from 36.4% for the three months ended June 30, 2003. The 3% gross profit decrease as a percentage of sales is attributable the integration of the aforementioned three acquisitions and their pricing structures which existed at the time of acquisition. Prospectively, the Company expects that their gross profit will increase to more traditional levels as the Company’s staffing and pricing strategies are adopted at the recently acquired operations.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $2,598,633 from $1,007,380 for the six months ended June 30, 2004 and 2003, respectively, representing a 158% increase. The primary reason for the increase was the aforementioned three acquisitions, which resulted in the related overhead costs from that operation in the current quarter. The Company’s overhead expenses included $585,555 of non-cash amortization expenses of the intangible assets created by the three aforementioned acquisitions that occurred in the second quarter of 2004 and the Superior Staffing acquisition which occurred in late December 2003. Exclusive of the aforementioned amortization expense, overhead expenses would have increased 100% as the Company was able to achieve economies of scale from its newly enlarged operating structure. The prior year six-month period included $130,000 in expenses for services associated with the merger with Better Solutions, Inc., consummated in February 2003 and approximately $65,000 of legal and accounting costs associated with the aforementioned merger and Securities and Exchange Commission filings.

Operating Income. The operating loss decreased by $175,444 to an operating loss of $182,344 from an operating loss of $357,788 for the six months ended June 30, 2004 and 2003, respectively. The decrease in the operating profit was a direct result of the aforementioned $585,555 of non-cash amortization expenses of the intangible assets created by the Company’s recent acquisitions as described above and a charge of $128,399 for the issuance of restricted common stock of the Company to employees for prior service.

Interest Expense. Interest expense increase to $284,443 from $70,787 for the six months ended June 30, 2004 and 2003, respectively. This 302% increase in interest expense is due to: (a) additional use of the Company’s factoring arrangements to factor the accounts receivable acquired from the recent acquisitions; (b) interest on the notes payable issued as part of the Company’s acquisition agreements; and (c) interest on the Company’s existing debt.

Income Taxes. No federal or state income tax has been provided for the six months ended June 30, 2004 and 2003 due to the loss. The income generated by Better Solutions in 2003 prior to our acquisition on February 20, 2003 was distributed to the shareholders of Better Solutions in proportion to their ownership. On January 1, 2002, Better Solutions, with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders are taxed on their proportionate share of a company’s taxable income.

Liquidity and Capital Resources

During the six months ended June 30, 2004, the Company’s cash decreased by $139,077 to $38,622. Cash utilized by investing activities of $1,918,708 and cash utilized by operating activities $71,208 was partially offset by cash inflows of $1,850,839 from financing activities.

Cash utilized by investing activities included $1,901,711 for the acquisitions of Pulse Healthcare Staffing, Curley and associate and Care For Them, which occurred in May, 2004, June 2004, respectively. This cash usage is net of $79,947 of cash acquired with the stock purchase of Pulse Healthcare Staffing. Additionally, $16,997 of cash was used for the purchase of property, plant and equipment.

Cash used by operating activities totaled $71,208 in the six months ended June 30, 2004. These cash outflows included an increase in accounts receivable of $210,516 primarily due to accounts receivable related to the operations acquired in the second quarter of 2004, a $11,616 decrease in accrued income taxes payable for a payment made in the six-month period, a $356,398 decrease in accounts payable and the loss of $464,152. These cash outflows were partially offset by cash inflows including a $13,637 decrease in prepaid expenses and a $211,421 increase in accrued liabilities related to the timing of payments, $128,399 of stock issued to employees for services and $618,007 of depreciation and amortization.

Cash provided by financing activities included the proceeds from two private placements of the Company’s common stock in January 2004 for $1,655,000, which was net of $445,000 of costs incurred in connection with the two private placements, proceeds of $1,886,980 from the exercise of warrants issued in connection with the private placement in December 2003, which was net of $113,000 of investment banking fees and a $1,518,571 advance from a related party to fund operations, a $549,905 net increase in the amount due the factor and $1,725,520 of proceeds from the issuance of notes payable. These cash inflows were partially offset by a total of $5,485,137 of payments on notes payable which primarily included the initial payment of $1,585,000 due to Superior Staffing made in January 2004, $591,940 of payments on a notes payable assumed by the Company as part of the Superior Staffing acquisition, a $340,396 payment to pay off the note payable assumed as part of the Care For Them acquisition and a total of $2,893,248 of payments made relative to the Pulse Healthcare acquisition subsequent to the closing.

Cash decreased by $26,490, to $38,374 from $64,864 for the six months ended June 30, 2003. The decrease in cash during the first six months of 2003 is attributable to cash outflows from operations of $350,623 and $24,452 of cash outflows associated with investing activities. These cash outflows were partially offset by $348,585 of cash inflows from financing activities.

Cash used by operating activities totaled $350,623 in the six months ended June 30, 2003. Cash outflows included the $401,443 loss, a $28,789 increase in prepaid expenses due to rental deposits required at the newly opened Cleveland, Ohio and Boca Raton, Florida offices, a $32,570 decrease in accounts payable and a $27,000 decrease in accrued income taxes. These cash outflows were partially offset by cash inflows including $80,375 of stock issued for services, a $53,424 increase in accrued liabilities due to the timing of the Company’s payroll payments and $8,366 of depreciation and amortization.

Cash used by investing activities totaled $24,452 due to the purchase of property, plant and equipment to furnish the new branch offices in Cleveland, Ohio and Boca Raton, Florida.

Cash inflows from financing activities was due to net borrowings of $250,000 on the line of credit and $96,350 of loan proceeds from a related party.

The Company believes that cash flows from operations, the current cash and cash equivalents and the proceeds from the $11 million financing transaction closed on August 4, 2004 will be sufficient to meet anticipated liquidity needs for the Company’s existing operations and outstanding debt obligations for the next twelve months. However the underlying assumed levels of revenues and expenses may prove to be inaccurate. The Company may be required to finance any additional requirements within the next 12 months, or beyond through additional equity, debt financings or credit facilities. The Company may not be able to obtain additional financings or credit facilities, or if these funds are available they may not be on satisfactory terms. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures. If the Company raises additional funds by issuing equity securities, dilution to existing shareholders will result.

Financial Position

At June 30, 2004 the Company’s balance sheet reflected total assets of approximately $36.7 million consisting of approximately $8.4 million of accounts receivable from customers, approximately $11.0 million of intangible assets relating to the Company’s four acquisitions and approximately $16.5 million of goodwill associated with the four aforementioned acquisitions. The Company’s balance sheet at June 30, 2004 also reflected approximately $24.6 million of debt, approximately $6.4 million of which was due the factors which financed the Company’s operations utilizing the aforementioned receivables as collateral. Of the approximately $18.2 million of debt, exclusive of the amounts due to the factors, approximately $8 million was retired from proceeds of the Company’s recently completed private placement of securities. The private placement will result in a $4 to $5 million increase in the Company’s stockholders’ equity to a balance of $14 to $15 million, thereby providing the Company with a better balanced capital structure.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2004.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Between April 1, 2004 and June 17, 2004, holders of all of the First Warrant issued in connection with Barron Partners, LP and Certain Investor transaction exercised their Warrant and acquired an aggregate of 3,333,330 shares of our restricted common stock by exercising warrants at a price of $0.60 per share for a total investment of $2,000,000. Included in that total was the acquisition of 2,666,640 of our common shares by Barron Partners, LP, the lead investor in the December 24, 2003 private placement.

On April 30, 2004, the Company executed a stock purchase agreement, subsequently amended on May 19, 2004 and May 28, 2004, thereby completing the Company’s acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company received 100,000 shares of Pulse, representing all of the issued and outstanding shares of Pulse’s common stock, for $14,924,575, subject to a working capital adjustment, and for 200,000 shares of the Company’s restricted common stock valued at $2.42 per share, which was paid to the Controlling Management Shareholder and the Principal Shareholder.

On May 19, 2004 in connection with the execution of employment agreements, the Company issued to David Laird and seven other former employees of Pulse Healthcare Staffing, Inc. 650,000 shares of the Company’s restricted common stock.

On May 19, 2004 the Company issued to John C. Sercu, the Company’s new Chief Operating Officer, 500,000 shares of the Company’s restricted common stock as part of his employment agreement with an additional 500,000 shares contingently issuable upon the achievement of certain performance goals.

Effective June 1, 2004, the Company acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, LLC, a Florida corporation. The terms of the asset purchase included a $200,000 cash payment at closing, an $800,000 short-term promissory note, a $525,000 two-year promissory note and 662,025 shares of the Company’s restricted common stock valued at $2.49 per share.

On June 18, 2004 the Company issued 43,000 shares of its restricted common stock to a number of long-term employees with our Better Solutions subsidiary to compensate them for their prior services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

EXHIBIT INDEX Exhibit No. and Description		Pages of Sequential Numbering System
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed the following current reports on Form 8-K during the three months ended June 30, 2004:

•	Form 8-K filed April 28, 2004 containing an Item 5 – Other Events, disclosing the exercise of the First Warrant for the Company’s common stock by Barron Partners LLP and Certain Investors

•	Form 8-K filed May 17, 2004 containing an Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 - Regulation FD Disclosure discussing the Company’s earnings for the quarter ending March 31, 2004.

•	Form 8-K filed June 3, 2004 containing an Item 2 – Acquisition or Disposition of Assets and Item 7 – Financial Statements and Exhibits, disclosing the stock purchase of Pulse Healthcare Staffing, Inc. and indicating that the audited financial statements of Pulse Healthcare Staffing, Inc. and related pro forma of us and Pulse Healthcare Staffing, Inc. would be filed within sixty days

•	Form 8-K filed June 23, 2004 containing an Item 5 – Other Events discussing the Company’s plans to undertake a private placement equity financing.

•	Form 8-K filed June 23, 2004 containing an Item 5 – Other Events discussing the resignation of Marc D. Roup as Chief Executive Officer and as a member of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ALTERNATIVES, INC.

By	/s/ Richard E. McDonald
Richard E. McDonald
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 19, 2004

By	/s/ Richard E. McDonald
Richard E. McDonald
Principal Financial Officer, Principal Accounting Officer

Date: August 19, 2004

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