Form 10QSB
period 2004-09-30
WORLD HEALTH ALTERNATIVES INC
filed 2004-11-22
CIK 1169709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 8, 2004, there were 38,961,408 shares of the registrant’s common stock outstanding.

World Health Alternatives, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

World Health Alternatives, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003*
	(unaudited)
Assets
Current Assets
Cash	$1,210,469	$177,699
Accounts receivable	7,844,415	1,357,358
Accounts receivable - other	—	75,000
Debenture interest escrow	801,188	—
Prepaid expenses and deposits	483,443	148,309
Advances to employees	28,787	—

Total Current Assets	10,368,302	1,758,366
Property, Plant and Equipment, net	516,945	120,992
Intangible Assets	10,595,831	3,269,793
Long-Term Receivables	1,751,150	—
Goodwill	17,382,706	152,207

Total Assets	$40,614,934	$5,301,358

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$301,331	$25,032
Accrued liabilities	2,135,937	189,190
Related party loan	3,644,307	—
Due to factors	5,060,598	242,101
Short-term notes payable	7,617,305	—
Current and deferred income taxes payable	13,868	25,484
Current portion of notes payable	1,182,290	1,874,601

Total Current Liabilities	19,955,636	2,356,408
Note Payable, net of current portion	408,025	760,399
Convertible Debentures	2,258,327	—
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized, 33,305,318 and 23,638,243 shares issued and outstanding, respectively	3,331	2,364
Additional paid-in capital	18,311,550	2,068,869
Retained earnings (deficit)	(321,935)	113,318

Total Stockholders’ Equity	17,992,946	2,184,551

Total Liabilities and Stockholders’ Equity	$40,614,934	$5,301,358

*	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Statements of Condensed Consolidated Operations

(Unaudited)

	For the Three Months Ended September 30,
	2004	2003
Sales	$10,543,872	$945,761
Cost of Sales	6,797,044	485,270

Gross profit	3,746,828	460,491
Selling, marketing and administrative expenses	3,080,461	274,135

Income from operations	666,367	186,356
Other income (expense):
Interest expense	(637,568)	(43,150)
Interest income	100	511

Total other expenses	(637,468)	(42,639)

Income before income taxes	28,899	143,717
Income tax benefit (provision)	—	—

Net income	$28,899	$143,717

Per share of common stock:
Basic	$0.00	$0.00

Dilutive	$0.00	$0.00

Weighted average number common shares basic and dilutive	32,495,780	38,332,900

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Statements of Condensed Consolidated Operations

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Sales	$17,786,136	$2,731,000
Cost of Sales	11,471,731	1,620,918

Gross profit	6,314,405	1,110,082
Selling, marketing and administrative expenses	5,830,382	1,288,041

Income (loss) from operations	484,023	(177,959)
Other income (expense):
Interest expense	(922,011)	(113,661)
Interest income	2,735	6,894

Total other expenses	(919,276)	(106,767)

Loss before income taxes	(435,253)	(284,726)
Income tax benefit (provision)	—	27,000

Net loss	$(435,253)	$(257,726)

Per share of common stock:
Basic	$(0.02)	$(0.01)

Dilutive	$(0.02)	$(0.01)

Weighted average number common shares basic and dilutive	28,819,776	39,051,884

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2004

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	23,638,243	$2,364	$2,068,869	$113,318	$2,184,551
Issuance of shares in connection with private placements, net of $445,000 of issuance costs	2,100,000	210	1,654,790	—	1,655,000
Exercise of warrants for common stock, net of $113,000 of investment banking fees	3,333,300	333	1,886,647	—	1,886,980
Issuance of common stock in connection with acquisition of Pulse Healthcare Staffing, Inc.	1,350,000	136	3,264,164	—	3,264,300
Issuance of common stock in connection with acquisition of Curley and Associates, LLC.	662,025	66	1,604,021	—	1,604,087
Issuance of common stock to employees	43,000	4	128,395	—	128,399
Issuance of shares in connection with private placement, net of $780,244 of issuance costs	2,158,750	216	3,537,040	—	3,537,256
Issuance of convertible debentures in connection with private placement	—	—	4,125,626	—	4,125,626
Issuance of common stock to non-employee directors	20,000	2	41,998	—	42,000
Net loss – September 30, 2004				(435,253)	(435,253)

Balance at September 30, 2004	33,305,318	$3,331	$18,311,550	$(321,935)	$17,992,946

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Statements of Condensed Consolidated Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(435,253)	$(257,726)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and amortization	1,200,306	12,631
Accretion of discount on debenture	137,403	—
Stock issued for services	170,399	80,375
Changes in Assets and Liabilities Other than Cash:
(Increase) decrease in:
Accounts receivable	(886,686)	(34,882)
Prepaid expenses	(290,335)	(79,076)
Advances to employees	(28,787)	—
Increase (decrease) in:
Accounts payable	(851,623)	(7,238)
Accrued income taxes	(11,616)	(27,000)
Accrued liabilities	787,410	28,606

Net Cash Used by Operating Activities	(208,782)	(284,310)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(89,080)	(25,029)
Increase in deferred expenses	(80,000)	—
Acquisition of businesses	(2,391,342)	—

Net Cash Used by Investing Activities	(2,560,422)	(25,029)
Cash Flows from Financing Activities:
Proceeds from note payable	2,582,520	250,000
Net increase (decrease) in due to factor	(792,539)	10,353
Payment of note payable	(14,156,913)	—
Advance from related party	3,644,307	—
Net proceeds from exercise of stock warrants	1,886,980	—
Net proceeds from private placements of common stock and debentures	10,637,619

Net Cash Provided by Financing Activities	3,801,974	260,353

Net Increase (Decrease) in Cash	1,032,770	(48,986)
Cash, Beginning of Period	177,699	64,864

Cash, End of Period	$1,210,469	$15,878

Supplementary disclosures of cash transactions:
Cash Paid for Interest	$617,471	$113,661

Cash Paid for Income Taxes	$12,000	$—

Supplementary disclosures of non-cash transactions:
Cancelled Common Stock	$—	$87,500

Notes payable issued as part of acquisitions of businesses	$16,940,530	$—

Common stock issued for acquisitions	$4,868,387	$—

Accretion of Convertible Debenture	$137,403	$—

See accompanying notes to condensed consolidated financial statements.

WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

The accompanying condensed consolidated financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended September 30, 2004 were of a normal, recurring nature. The amounts presented for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003, dated April 19, 2004, in the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2004, dated May 17, 2004, and in the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2004, dated August 16, 2004, which should be read in conjunction with this quarterly report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of less than three months to be cash equivalents. As of September 30, 2004, the Company had no cash equivalents.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or determinable and collectibility is reasonably assured. The Company recognized revenue on service contracts as services were performed. At the end of a period, an accrual of accounts receivable and revenue is made for services performed but not as yet billed to customers. Permanent placement fees are recognized when earned, which is upon the customer’s agreement to the placement.

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

At September 30, 2004 and December 31, 2003, intangible assets consisted of the following:

	September 30, 2004	December 31, 2003
Covenants Not to Compete	$3,243,801	$2,038,993
Consultant Databases	3,101,280	1,192,800
Customer Lists	4,076,560	—
Employment Agreements	1,209,000	—
Contract Rights	8,611	—
Deferred Costs	80,000	38,000

	11,719,252	3,269,793
Accumulated Amortization	(1,123,421)	—

Net	$10,595,831	$3,269,793

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

At September 30, 2004 and 2003, the Company had the following warrants outstanding. They were not considered in the earning per share calculation as their inclusion would have been anti-dilutive:

Exercise Price	September 30, 2004	September 30, 2003
$1.00	100,000	—
$1.50	1,000,000	—
$2.00	1,000,000	—
$2.596	1,099,504	—
$3.50	647,625	—

Total Warrants Outstanding	3,827,129	—

The conversion of the debentures were not considered in the earning per share calculation as their inclusion would have been anti-dilutive.

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

For the equity portion, the Company issued units consisting of 2,158,750 shares of Common Stock and Warrants to purchase 647,625 shares of common stock with an aggregate purchase price of $4,317,500. Upon closing on the Stock Purchase Agreement between the Company and the Investors, the Company issued 2,158,750 shares of its Common Stock at $2.00 per share for an aggregate purchase price of $4,317,500. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s Common Stock.

The Warrant provides for the Investors to purchase an aggregate of 647,625 shares of the Company’s Common Stock. The Warrants, which expire five years from the date of issuance, have an exercise price of $3.50 per share, resulting in aggregate proceeds of $2,266,687 to the Company upon their exercise. The Company may call each Warrant, for $0.001 per warrant, if the average price of the Company’s Common Stock is 150% of the exercise price for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. In October 2004, the Company’s Registration Statement covering these shares was declared effective.

For the debenture portion, the Company issued units consisting of debentures and warrants to purchase shares of Common Stock with an aggregate purchase price of $6,682,500. Upon closing on the Debenture Purchase Agreement between the Company and the Investors, the Company issued $6,682,500 of debentures with a 7 1/2% interest coupon. An escrow of $801,188 was provided at closing to ensure payment of prospective interest payments. As the Company makes the required interest payments, funds will be released from the escrow. At the Company’s option, the interest may be paid in either cash or shares of the Company’s Common Stock. If the Company chooses to pay any interest payment with shares of restricted Common Stock of the Company, the number of shares to be issued is the lesser of $2.15 per share or 90% of the twenty prior days volume weighted average stock price. The debentures are convertible into shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,108,139 shares of the Company’s Common Stock if all debentures are converted. The Company can force the conversion of the debentures into shares of the Company’s Common Stock if the average closing price of the Company’s shares of Common Stock on the trading market on which the Common Stock is then listed for trading exceeds 200% of $2.15 per share for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. In October 2004, the Company’s Registration Statement covering these shares was declared effective. If the debentures are not converted into restricted Common Stock of the Company, they mature on August 4, 2007. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s Common Stock.

The Warrant provides the Investors with the right to purchase an aggregate of 932,442 shares of the Company’s Common Stock. The Warrant, which expires five years from the date of issuance, has an exercise price of $2.596 per share, resulting in proceeds of $2,420,619 to the Company upon their exercise. Additionally, the Company provided the investment banker for the transaction with a warrant to purchase 167,062 shares of the Company’s Common Stock at the aforementioned terms.

Of the total proceeds from the issuance of the debenture, $2,012,091 was allocated to the warrants associated with the debenture as the estimated fair value and $2,113,535 was allocated to the conversion feature associated with the debenture and classified as additional paid in capital. The amount allocated to the conversion feature and the warrants will be accreted back to the debentures over the shorter of the period until conversion of the debenture or three years, which is the life of the debenture, utilizing the effective interest method. Interest expense recognized related to this transaction was $137,403 for the three and nine months ended September 30, 2004.

The Company utilized the proceeds from the August 2004 sale of its Common Stock and debenture to retire certain outstanding long-term debt, including certain obligations stemming from its acquisition of Pulse Healthcare Staffing, Inc.

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

NOTE 6 – EXERCISE OF WARRANTS

Between April 1, 2004 and June 17, 2004, Barron Partners and certain investors who were party to the December 24, 2003 private placement acquired an aggregate of 3,333,330 shares of the Company’s restricted common stock by exercising warrants at a price of $0.60 per share for a total investment of $1,999,980. Included in that total was the acquisition of 2,666,640 shares of the Company’s common stock by Barron Partners, LP, the lead investor in the December 24, 2003 private placement. The Company paid an investment banking fee of $113,000 relative to the exercise of the warrants, which was offset against Additional Paid in Capital.

NOTE 7 – ACCOUNTS RECEIVABLES

Pursuant to a factoring agreement, Advance Payroll Funding, Inc. acts as the Company’s factor for the majority of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Advance Payroll Funding, Inc. include a flat rate of 1.2% for the first 10 days an account is outstanding. An additional fee of 0.60% is payable for each 10 day period that an account is outstanding after the initial 10 days. For the nine months ended September 30, 2004 and 2003, the factoring charge amounted to $281,332 and $0, respectively. The Company’s obligations to Advance Payroll Funding, Inc. are collateralized by substantially all of the Company’s assets. Maximum funding under the Advance Payroll Funding, Inc. agreement is $10,000,000.

Pursuant to a factoring agreement, Amerisource Funding, Inc. acts as the Company’s factor for some of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by AmeriSource Funding, Inc. include a flat rate of 3.5% for the first 35 days an account is outstanding. An additional fee of 0.12% per day begins on the 36th day the account is outstanding. For the nine months ended September 30, 2004 and 2003, the factoring charge amounted to $190,949 and $103,685, respectively. The Company’s obligations to Amerisource Funding, Inc. are collateralized by substantially all of the Company’s assets and are guaranteed by the Company’s President, Richard E. McDonald. Maximum funding under the Amerisource Funding, Inc. factoring agreement is $850,000.

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

Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company received 100,000 shares of Pulse, representing all of the issued and outstanding shares of Pulse’s common stock, for $14,875,000, subject to a working capital adjustment, and 200,000 shares of the Company’s restricted common stock valued at $2.42 per share. The purchase price was allocated to the Controlling Management Shareholder, the Principal Shareholder and the Remaining Shareholders as follows:

As consideration for the acquisition, the Company paid the Controlling Management Shareholder the aggregate purchase price of $13,313,000 and an aggregate of 100,000 shares of the Company’s restricted common stock. The Controlling Management Shareholder has been issued 100,000 shares of the Company’s restricted common stock. The cash consideration shall be paid as follows:

•	$560,000 was paid at initiation of the transaction;

•	$438,000 was paid at closing;

•	$1,350,000 payable on or before June 28, 2004, of which $1,350,000 has been paid to date;

•	$7,715,000 payable on or before July 12, 2004, of which $4,454,696 has been paid to date; and

•	$1,250,000 to be deposited into an escrow account on or before July 12, 2004, and be distributed, after the working capital adjustment, in accordance with the terms of the Stock Purchase Agreement and the Escrow Agreement (attached as an exhibit to the Stock Purchase Agreement). The parties have agreed that the payments from the escrow account will be subject to adjustment based on actual working capital (the current assets of Pulse minus the current liabilities of Pulse) and any indemnification claims against the Controlling Management Shareholder, with such adjustment increasing or decreasing the purchase price by no more than $1,000,000. No amount has been paid to the escrow to date.

After July 12, 2004:

•	$1,000,000 payable six months following the closing date of the Stock Purchase Agreement; and

•	$1,000,000 payable twelve months following the closing date of the Stock Purchase Agreement.

As consideration for this acquisition, the Company paid the Principal Shareholder the aggregate purchase price of $750,000 and 100,000 shares of the Company’s restricted common stock. The Principal Shareholder has been issued the 100,000 shares of the Company’s restricted common stock. The cash consideration was paid as follows:

•	$50,000 was paid at closing;

•	$250,000 was paid by May 28, 2004; and

•	$450,000 payable on or before June 28, 2004, which has been paid.

As consideration for this acquisition, the Company will pay the Remaining Shareholders the aggregate purchase price of $812,000. The cash consideration was paid as follows:

•	$512,000 was paid at closing;

•	$50,000 was paid by May 28, 2004; and

•	$250,000 payable on or before June 28, 2004, which has been paid.

In addition, the shares of the Controlling Management Shareholder that the Company received are pledged as security against the Company’s payment of all the consideration to be paid to the Controlling Management Shareholder, the Principal Shareholder and one of the Remaining Shareholders, pursuant to the terms and conditions of a pledge agreement. On August 19, 2004, the pledge agreement was released by the Controlling Management Shareholder.

Additionally, a number of past employees of Pulse received payments to resolve any preacquisition contingencies relating to Pulse as part of the Stock Purchase Agreement. These past employees were required to execute releases covering any prior ownership claims and/or any other claims against Pulse. Additionally, they entered into employment agreements with the Company. The past employees received an aggregate payment of $1,000,000 at closing and will receive an aggregate of $200,000 for each of the succeeding five months. Additionally, certain management employees received a total of 650,000 shares of the Company’s restricted common stock as part of their release of claims against Pulse. Furthermore, the former Chief Executive Officer of Pulse entered into an employment agreement with the Company. As part of that agreement, he received 500,000 shares of the Company’s restricted common stock with another 500,000 shares of the Company’s restricted common stock contingentily issuable upon the successful integration of Pulse into the Company.

On October 19, 2004, Eric Allison, the Principal Shareholder of Pulse, filed suit in the Superior Court of the State of California, for the County of Placer, naming the Company and others as defendants. The suit alleges, in part, that the Company has not paid all amounts due in connection with the acquisition and seeks, among other things, alleged unpaid principal, interest, damages, and attorneys’ fees and costs. The lawsuit is currently in its very early stages and the Company intends to vigorously defend this matter.

•	ACQUISITION OF CURLEY AND ASSOCIATES, LLC

Effective June 1, 2004, the Company acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, LLC, a Florida corporation (“CurleyMed”). CurleyMed was a medical staffing company located in Sanford, Florida, which specialized in travel placements of allied healthcare professionals. CurleyMed had approximately 200 clients in over 40 states. The Company intends to retain CurleyMed’s current infrastructure, including its management team and key employees.

The terms of the asset purchase included a $200,000 cash payment at closing, an $800,000 short-term promissory note, a $525,000 eighteen month promissory note and 662,025 shares of the Company’s restricted common stock valued at $2.42 per share. Additionally, the owners of CurleyMed will receive contingent payments in the form of an earnout equal to the greater of 25% of the gross profit in 2004, 2005 and 2006 in excess of the 2003 actual gross profit, or 50% of the net income in 2004, 2005 and 2006 in excess of the 2003 actual net income.

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

The terms of the asset purchase included $242,000 of cash at closing. Additionally, the owner of Care For Them will receive contingent payments in the form of an earnout equal to 25%, 10% and 10% of the gross profit in 2004, 2005 and 2006, respectively, in excess of the 2003 actual gross profit.

The following unaudited pro forma condensed results of operations assume that the acquisitions of the three aforementioned businesses were consummated on January 1, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Sales	$34,293,828	$24,537,720
Net Income (Loss)	$572,238	$(2,082,686)

Net income (loss) per common shares	$0.02	$(0.05)

Weighted average shares outstanding	29,871,885	40,063,909

	Three months ended September 30,
	2004	2003
Sales	$10,543,872	$8,577,109
Net Income (Loss)	$28,899	$(325,561)

Net income (loss) per common shares	$0.00	$(0.01)

Weighted average shares outstanding	32,495,780	40,344,925

NOTE 9 – SUBSEQUENT EVENTS

On October 14, 2004, the Company, pursuant to an Asset Purchase Agreement (the “Agreement”), completed the acquisition of substantially all of the assets of Travel Nurse Solutions, Inc. (“TNS”), for $5,621,549 in cash paid at closing, 747,950 shares of the Company’s restricted common stock, the assumption of approximately $680,000 of TNS’s existing operating debt, and $750,000 in cash, plus interest, in the form of a long-term promissory note. The Company has already paid the $750,000 promissory note. The Agreement also includes earn-out provisions over the first and second twelve-month periods commencing on the closing date, pursuant to which the Company could be required to issue shares of its restricted common stock worth up to $2,500,000, with the number of shares being calculated based on the average per share closing price of the Company’s common stock over the ten trading days immediately preceding the applicable earn-out shares issuance date after each twelve-month earn-out period.

TNS is a privately held medical staffing company that specializes in staffing nurses with medical facilities. TNS is headquartered in Birmingham, Alabama, and has additional offices in Mobile, Alabama and Cincinnati, Ohio.

Effective October 22, 2004, the Company closed on a financing transaction with a group of private investors (“Investors”) of up to $11,825,000. The financing consisted of two components: (a) up to $11,825,000 Principal Amount of Debentures, at an interest rate of 7% per annum, of which $8.5 million has been delivered and (b) Warrants registered in the name of each Investor to purchase up to a number of shares of Common Stock of the Company equal to 25% of such Investor’s Subscription Amount divided by the Closing Price for the Company’s Common Stock on October 22, 2004 of $3.94. Based upon the subscriptions to date, the Investors have the right to purchase an aggregate of 572,100 shares of the Company’s restricted Common Stock. The Warrants have an exercise price of 105% of the average of the Company’s five Closing Prices for the five business days prior to October 22, 2004, resulting in an exercise price of $4.425 per share. The Warrant, which expires five years from the date of issuance, would result in proceeds of $2,531,543 to the Company upon its exercise.

The Company has the sole right for the first 120 days to redeem the debenture for cash only with no issuance of equity, otherwise the debenture matures on October 22, 2005. Subsequent to the 120 day period, at the option of the holder, the debentures are convertible into shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,953,488 shares of the Company’s Common Stock if all debentures are converted.

The shares of Common Stock underlying the securities sold in this financing will be registered for resale on a registration statement to be filed by the Company if such shares are to be issued in accordance with the agreements and the Company has not converted the debenture for cash during the first 120 days.

Between October 1, 2004 and November 8, 2004, Barron Partners and certain investors which were parties to a certain Stock Purchase Agreement dated December 24, 2003 acquired an aggregate of 1,600,000 shares of the Company’s Common Stock by exercising warrants at prices of $1.50 and $2.00 per share for a total investment of $2,750,000. Included in that total was the sale of 1,400,000 shares of Common Stock to Barron Partners, LP, the lead investor in the December 24, 2003 private placement.

Between October 1, 2004 and November 8, 2004, the debenture holders which were parties to the August 4, 2004 financing transaction converted all $6,682,500 of debentures issued in the August 2004 financing into 3,108,140 shares of the Company’s Common Stock. As a result of the conversion of all of the debentures, the Company will recognize $4,424,173 of non-cash interest expense in the quarter ending December 31, 2004 for the accretion of the debentures to face value. The conversion will result in an approximate $2.26 million increase to Stockholders’ Equity in the quarter ending December 31, 2004.

On November 4, 2004, the Company fully repaid all amounts outstanding under the factoring agreement with Amerisource Funding, Inc. and cancelled the factoring agreement.

On November 15, 2004, one debenture holder from the August 4, 2004 financing transaction acquired an aggregate of 279,070 shares of the Company’s restricted Common Stock by exercising warrants at $2.596 per share for a total investment of $724,466.

On November 17, 2004, the Company signed an asset purchase agreement with JCN Holdings, Inc. (“JCN”), a privately held, Atlanta-based physician staffing company, which provides services throughout the United States under the trade name JCNationwide. Pursuant to the asset purchase agreement, the Company will acquire substantially all of the assets of JCN in return for 875,000 shares of the Company’s restricted Common Stock and the assumption of certain specified liabilities, including approximately $22,000,000 in notes payable. The agreement also includes earn-out provisions pursuant to which the Company would issue up to an additional 875,000 shares of its restricted Common Stock if JCN meets certain earnings goals during the fiscal year ending December 31, 2005. The completion of the transaction set forth in the asset purchase agreement is subject to customary closing conditions.

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

In connection with this transaction, we entered into a registration rights agreement. That agreement, in part, provides certain registration rights to the Investors, establishes payments to them based on a percentage of the purchase price of the Investment Shares and Warrants if certain registration obligations are unmet and contains customary cross-indemnification covenants between us and the Investors. We are required to cause the registration statement to become effective by August 24, 2004. In October 2004 the Company’s Registration Statement covering these shares was declared effective.

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

Between April 1, 2004 and June 17, 2004, Barron Partners and certain investors who were party to the December 24, 2003 private placement acquired an aggregate of 3,333,330 shares of our restricted common stock by exercising warrants at a price of $0.60 per share for a total investment of $1,999,980. Included in that total was the acquisition of 2,666,640 of our common shares by Barron Partners, LP, the lead investor in the December 24, 2003 private placement. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

On April 30, 2004, the Company executed a stock purchase agreement subsequently amended on May 19, 2004 and May 28, 2004 and June 22, 2004 (the stock purchase agreement and the amendments thereto shall be referred to collectively as the “Stock Purchase Agreement”) thereby completing the Company’s acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). Pulse is a medical staffing company located in Citrus Heights, California, that places nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. Pulse had approximately 175 clients across seven western states, with California being its largest market, and a database of approximately 20,000 nurses. The Company retained Pulse’s infrastructure, including its management team and key employees, and operates Pulse as a wholly owned subsidiary of the Company. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company received 100,000 shares of Pulse, representing all of the issued and outstanding shares of Pulse’s common stock, for $14,875,000. subject to a working capital adjustment, and 200,000 shares of the Company’s restricted common stock valued at $2.42 per share.

Effective May 7, 2004, the Company acquired selected assets (primarily accounts receivable and fixed assets) and assumed selected liabilities of Care for Them, Inc., a Massachusetts corporation (“Care For Them”). Care For Them was a medical staffing company located in Danvers, Massachusetts that placed places nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. Care For Them had been in business since 1995 and operated an office in the Boston metropolitan area and two offices in southern New Hampshire, primarily supplying nurses to local hospitals, assisted living homes and family medical practices. The Company retained Care For Them’s current infrastructure, including its management team and key employees. The terms of the asset purchase included $242,000 of cash at closing. Additionally, the owner of Care For Them will receive contingent payments in the form of an earnout equal to 25%, 10% and 10% of the gross profit in 2004, 2005 and 2006, respectively, in excess of the 2003 actual gross profit.

Effective June 1, 2004, the Company acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, a Florida corporation (“CurleyMed”). CurleyMed was a medical staffing company located in Sanford, Florida, which specialized in travel placements of allied healthcare professionals. CurleyMed had approximately 200 clients in over 40 states. The Company retained CurleyMed’s current infrastructure, including its management team and key employees. The terms of the asset purchase included a $200,000 cash payment at closing, an $800,000 short-term promissory note, a $525,000 eighteen month promissory note and 662,025 shares of the Company’s restricted common stock valued at $2.42 per share. In early August 2004 the cash payment due at closing and the short-term promissory note were paid. Additionally, the owners of CurleyMed will receive contingent payments in the form of an earnout equal to the greater of 25% of the gross profit in 2004, 2005 and 2006 in excess of the 2003 actual gross profit or 50% of the net income in 2004, 2005 and 2006 in excess of the 2003 actual net income.

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

For the equity portion, the Company issued units consisting of Common Stock and Warrants with an aggregate purchase price of $4,317,500. Upon closing on the Stock Purchase Agreement between the Company and the Investors, the Company issued 2,158,750 shares of its Common Stock at $2.00 per share for an aggregate purchase price of $4,317,500. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s Common Stock. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Warrant provides for the Investors to purchase an aggregate of 647,625 shares of the Company’s Common Stock. The Warrants, which expire five years from the date of issuance, have an exercise price of $3.50 per share resulting in aggregate proceeds of $2,266,687 to the Company upon their exercise. The Company may call each Warrant, for $0.001 per warrant, if the average price of the Company’s Common Stock is 150% of the exercise price for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

For the debenture portion, the Company issued units consisting of debentures and warrants to purchase shares of Common Stock with an aggregate purchase price of $6,682,500. Upon closing on the Debenture Purchase Agreement between World Health Alternatives, Inc. and the Investors, the Company issued $6,682,500 of debentures with a 7 1/2% interest coupon. An escrow of $801,188 was provided at closing to ensure payment of prospective interest payments. As the Company makes the required interest payments, funds will be released from the escrow. At the Company’s option, the interest may be paid in either cash or shares of the Company’s common stock. If the Company chooses to pay any interest payment with shares of common stock of the Company, the number of shares to be issued is the lesser of $2.15 per share or 90% of the twenty prior days volume weighted average stock price. The debentures are convertible into shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,108,139 shares of the Company’s Common Stock if all debentures are converted. The Company can force the conversion of the debentures into shares of the Company’s Common Stock if the average closing price of the Company’s shares of Common Stock on the trading market on which the common stock is then listed for trading exceeds 200% of $2.15 per share for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. If the debentures are not converted into Common Stock of the Company, they mature on August 4, 2007. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s Common Stock. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Warrant provides the Investors with the right to purchase an aggregate of 932,442 shares of the Company’s Common Stock. The Warrant, which expires five years from the date of issuance, has an exercise price of $2.596 per share, resulting in proceeds of $2,420,619 to the Company upon their exercise. Additionally, the Company provided the investment banker for the transaction with a warrant to purchase 167,062 shares of the Company’s Common Stock at the aforementioned terms. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Company utilized the proceeds from the sale of its Common Stock and debenture to retire certain outstanding long-term debt, including certain obligations stemming from its acquisition of Pulse Healthcare Staffing, Inc.

On October 14, 2004, the Company, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed the acquisition of substantially all of the assets of Travel Nurse Solutions, Inc. (“TNS”), for $5,621,549 in cash paid at closing, 747,950 shares of the Company’s restricted common stock, the assumption of approximately $680,000 of TNS’s existing operating debt, and $750,000 in cash, plus interest, in the form of a long-term promissory note. The Company has already paid the $750,000 promissory note. The Agreement also includes earn-out provisions over the first and second twelve-month periods commencing on the closing date, pursuant to which the Company could be required to issue shares of its restricted common stock worth up to $2,500,000, with the number of shares being calculated based on the average per share closing price of the Company’s common stock over the ten trading days immediately preceding the applicable earn-out shares issuance date after each twelve-month earn-out period.

TNS is a privately held medical staffing company that specializes in staffing nurses with medical facilities. TNS is headquartered in Birmingham, Alabama, and has additional offices in Mobile, Alabama and Cincinnati, Ohio.

Effective October 22, 2004, the Company closed on a financing transaction with a group of private investors (“Investors”) of up to $11,825,000. The financing consisted of two components: (a) up to $11,825,000 Principal Amount of Debentures, at an interest rate of 7% per annum, of which $8.5 million has been delivered and (b) Warrants registered in the name of each Investor to purchase up to a number of shares of Common Stock of the Company equal to 25% of such Investor’s Subscription Amount divided by the Closing Price for the Company’s Common Stock on October 22, 2004 of $3.94. Based upon the subscriptions to date, the Investors have the right to purchase an aggregate of 572,100 shares of the Company’s restricted Common Stock. The Warrants have an exercise price of 105% of the average of the Company’s five Closing Prices for the five business days prior to October 22, 2004, resulting in an exercise price of $4.425 per share. The Warrant, which expires five years from the date of issuance, results in proceeds of $2,531,543 to the Company upon its exercise.

The Company has the sole right for the first 120 days to redeem the debenture for cash only with no issuance of equity, otherwise the debenture matures on October 22, 2005. Subsequent to the 120 day period, at the option of the holder, the debentures are convertible into shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,953,488 shares of the Company’s Common Stock if all debentures are converted.

The shares of Common Stock underlying the securities sold in this financing will be registered for resale on a registration statement to be filed by the Company if such shares are to be issued in accordance with the agreements and the Company has not converted the debenture for cash during the first 120 days.

Between October 1, 2004 and November 8, 2004, Barron Partners and certain investors which were parties to a certain Stock Purchase Agreement dated December 24, 2003 acquired an aggregate of 1,600,000 shares of the Company’s common stock by exercising warrants at a prices of $1.50 and $2.00 per share for a total investment of $2,750,000. Included in that total was the sale of 1,400,000 of common shares to Barron Partners, LP, the lead investor in the December 24, 2003 private placement.

Between October 1, 2004 and November 8, 2004, the debenture holders which were parties to the August 4, 2004 financing transaction converted all $6,682,500 of debentures issued in the August 2004 financing into 3,108,140 shares of the Company’s common stock.

On November 15, 2004, one debenture holder from the August 4, 2004 financing transaction acquired an aggregate of 279,070 shares of the Company’s restricted common stock by exercising warrants at $2.596 per share for a total investment of $724,466.

On November 17, 2004, the Company signed an asset purchase agreement with JCN Holdings, Inc. (“JCN”), a privately held, Atlanta-based physician staffing company, which provides services throughout the United States under the trade name JCNationwide. Pursuant to the asset purchase agreement, the Company will acquire substantially all of the assets of JCN in return for 875,000 shares of the Company’s restricted common stock and the assumption of certain specified liabilities, including approximately $22,000,000 in notes payable. The agreement also includes earn-out provisions pursuant to which the Company would issue up to an additional 875,000 shares of its restricted common stock if JCN meets certain earnings goals during the fiscal year ending December 31, 2005. The completion of the transaction set forth in the asset purchase agreement is subject to customary closing conditions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

Sales. Sales for the three months ended September 30, 2004 increased by 1015% to $10,543,872 from $945,761 for the three months ended September 30, 2003. The increase was primarily due to the acquisitions of Pulse Healthcare Staffing, Inc., Curley and Associates, LLC and Care For Them, Inc., which occurred in May 2004, June 2004 and May 2004, respectively, and the Superior Staffing Solutions, Inc. acquisition which occurred in late December 2003.

Gross Profit. Gross profit is total sales less cost of sales. Gross profit excludes general corporate expenses, financial expenses and income tax. For the three months ended September 30, 2004 and 2003, respectively, our gross profit was $3,746,828 and $460,491, which represented a 714% gross profit increase. The increase in gross profit is primarily due to the aforementioned acquisitions, which occurred in the second quarter of 2004 and the fourth quarter of 2003. Gross profit as a percentage of sales decreased to 35.5% for the three months ended June 30, 2004, from 48.7% for the three months ended September 30, 2003. The 13.2% gross profit decrease as a percentage of sales is attributable to the new mix of pricing strategies throughout the Company. Many of the service areas currently being offered were not provided by the Company in the prior year’s quarter.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $3,080,461 from $274,135 for the three months ended September 30, 2004 and 2003, respectively, representing a 1024% increase. The primary reason for the increase was the aforementioned three acquisitions, which resulted in the related overhead costs from these operations in the current quarter. The Company’s overhead expenses included $538,033 of non-cash amortization expenses of the intangible assets created by the three aforementioned acquisitions that occurred in the second quarter of 2004 and the Superior Staffing acquisition which occurred in late December 2003. Exclusive of the aforementioned amortization expense, overhead expenses would have increased 827%, which is less than the percentage growth for sales as compared to the prior year quarter, as the Company was able to achieve economies of scale from its newly enlarged operating structure.

Operating Income. The operating profit increased by $480,011 or 258% to $666,367 from $186,356 for the three months ended September 30, 2004 and 2003, respectively. The increase in the operating profit was a direct result of the aforementioned significant increase in gross profit offset by increases in selling, marketing and administrative expenses which included $538,033 of non-cash amortization expenses of the intangible assets created by the recent acquisitions.

Interest Expense. Interest expense increased to $637,568 from $43,150 for the three months ended September 30, 2004 and 2003, respectively. This 1378% increase in interest expense is due to: (a) additional use of the Company’s factoring arrangements to factor the accounts receivable acquired from the recent acquisitions; (b) interest on the notes payable issued as part of the Company’s acquisition agreements; (c) interest on the Company’s existing debt; and (d) non-cash interest of $137,403 for the accretion of the conversion feature and discount on the convertible debentures issued in August 2004. Exclusive of the aforementioned non-cash interest, interest expense would have increased 1059%.

Income Taxes. No federal or state income tax has been provided for the three months ended September 30, 2004 and 2003 due to the loss on a year to date basis. The income generated by Better Solutions, Inc. in 2003 prior to our acquisition on February 20, 2003 was distributed to the shareholders of Better Solutions in proportion to their ownership. On January 1, 2002, Better Solutions, with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders are taxed on their proportionate share of a company’s taxable income.

Nine Months Ended September 30, 2004 and 2003

Sales. Sales for the nine months ended September 30, 2004 increased by 551% to $17,786,136 from $2,731,000 for the nine months ended September 30, 2003. The increase was primarily due to the acquisitions of Pulse Healthcare Staffing, Curley and Associates and Care For Them which occurred in May 2004, June 2004 and May 2004, respectively and the Superior Staffing acquisition which occurred in late December 2003.

Gross Profit. Gross profit is total sales less cost of sales. Gross profit excludes general corporate expenses, financial expenses and income tax. For the nine months ended September 30, 2004 and 2003, respectively, our gross profit was $6,314,405 and $1,110,082, which represented a 469% gross profit increase. The increase in gross profit is primarily due to the aforementioned acquisitions, which occurred in the second quarter of 2004 and the fourth quarter of 2003. Gross profit as a percentage of sales decreased to 35.5% for the nine months ended September 30, 2004, from 40.6% for the nine months ended September 30, 2003. The 5.1% gross profit decrease as a percentage of sales is attributable to the new mix of pricing strategies throughout the Company. Many of the service areas currently being offered were not provided by the Company in the prior year’s quarter.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $5,830,382 from $1,288,041 for the nine months ended September 30, 2004 and 2003, respectively, representing a 353% increase. The primary reason for the increase was the aforementioned three acquisitions, which resulted in the related overhead costs from those operations in the current quarter. The Company’s overhead expenses included $1,123,588 of non-cash amortization expenses of the intangible assets created by the three aforementioned acquisitions that occurred in the second quarter of 2004 and the Superior Staffing acquisition which occurred in late December 2003 and a charge of $170,399 for the issuance of restricted common stock of the Company to employees and non-employee directors for prior service. Exclusive of the aforementioned expenses, overhead expenses would have increased 252%, which is less than the percentage growth for sales as compared to the prior year nine-month period, as the Company was able to achieve economies of scale from its newly enlarged operating structure. The prior year nine-month period included $130,000 in expenses for services associated with the merger with Better Solutions, Inc., consummated in February 2003, and approximately $94,000 of legal and accounting costs associated with the aforementioned merger and Securities and Exchange Commission filings.

Operating Income. The operating loss decreased by $661,982 or 372% to an operating income of $484,023 from an operating loss of $177,959 for the nine months ended September 30, 2004 and 2003, respectively. The increase in the operating profit was a direct result of the aforementioned significant increase in gross profit offset by increases in selling, marketing and administrative expenses which included $1,123,588 of non-cash amortization expenses of the intangible assets created by the recent acquisitions and a charge of $170,399 for the issuance of restricted common stock of the Company to employees and non-employee directors for prior service.

Interest Expense. Interest expense increased to $922,011 from $113,661 for the nine months ended September 30, 2004 and 2003, respectively. This 711% increase in interest expense is due to: (a) additional use of the Company’s factoring arrangements to factor the accounts receivable acquired from the recent acquisitions; (b) interest on the notes payable issued as part of the Company’s acquisition agreements; (c) interest on the Company’s existing debt; and (d) non-cash interest of $137,403 for the accretion of the conversion feature and discount on the convertible debentures issued in August 2004. Exclusive of the aforementioned non-cash interest, interest expense would have increased 590%.

Income Taxes. No federal or state income tax has been provided for the nine months ended September 30, 2004 and 2003 due to the loss. The income generated by Better Solutions in 2003 prior to our acquisition on February 20, 2003 was distributed to the shareholders of Better Solutions in proportion to their ownership. On January 1, 2002, Better Solutions, with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders are taxed on their proportionate share of a company’s taxable income.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Company’s cash increased by $1,032,770 to $1,210,469. Cash provided by financing activities of $3,801,974 was partially offset by cash utilized by investing activities of $2,560,442 and cash utilized by operating activities of $208,782.

Cash provided by financing activities include the proceeds from three private placements of the Company’s securities for $10,637,619, including two private placements of common stock in January 2004 for $1,655,000, which was net of $445,000 of costs incurred in connection with the private placements, and $8,982,619 of net proceeds from the August 2004 private placement of securities consisting of a common stock portion and a convertible debenture portion, which were net of $1,216,194 of costs incurred in connection with this private placement, proceeds of $1,886,980 from the exercise of warrants issued in connection with the private placement in

December 2003, which was net of $113,000 of investment banking fees, a $3,644,307 advance from a related party to fund operations and $2,582,520 of proceeds from the issuance of notes payable and short-term loans. These cash inflows were partially offset by a total of $14,156,913 of payments on notes payable which primarily included the initial payment of $1,585,000 due to Superior Staffing made in January 2004, $591,940 of payments on a notes payable assumed by the Company as part of the Superior Staffing acquisition, a $340,396 payment to pay off the note payable assumed as part of the Care For Them acquisition and a total of $8,990,810 of payments made relative to the Pulse Healthcare acquisition subsequent to the closing, $1,250,520 of payments relative to the Curley and Associates acquisition subsequent to the closing, the repayment of a $1,320,000 short-term loan and a $792,539 net decrease in the amount due the factor.

Cash utilized by investing activities included $2,391,342 for the acquisitions of Pulse Healthcare Staffing, Curley and Associates and Care For Them which occurred in May 2004, June 2004, respectively. This cash usage is net of $79,947 of cash acquired with the stock purchase of Pulse Healthcare Staffing. Additionally, $89,080 of cash was used for the purchase of property, plant and equipment and a $80,000 increase deferred costs relating to potential acquisitions and financings.

Cash used by operating activities totaled $208,782 in the nine months ended September 30, 2004. These cash outflows included an increase in accounts receivable of $886,686 primarily due to operations acquired in the second quarter of 2004, a $290,335 increase in prepaid expenses, a $28,787 increase in advances to employees, a $11,616 decrease in accrued income taxes payable for a payment made in the nine-month period, a $851,623 decrease in accounts payable and the loss of $435,253. These cash outflows were partially offset by cash inflows including a $787,410 increase in accrued liabilities related to the timing of payments, $170,399 of restricted stock issued to employees and non-employee directors for services, $1,200,306 of depreciation and amortization and $137,403 for the accretion of the discount on the convertible debenture issued in August 2004.

Cash decreased by $48,986 to $15,878 from $64,864 for the nine months ended September 30, 2003. The decrease in cash during the first nine months of 2003 is attributable to cash outflows from operations of $284,310 and $25,029 of cash outflows associated with investing activities. These cash outflows were partially offset by $260,353 of cash inflows from financing activities.

Cash used by operating activities totaled $284,310 in the nine months ended September 30, 2003. Cash outflows included a $257,726 loss, a $34,882 increase in accounts receivable to support a higher level of billings in the current quarter, a $79,076 increase in other current assets due to rental deposits required at the newly opened Cleveland, Ohio and Boca Raton, Florida offices and prepayments of the Company’s insurance and a $7,238 decrease in accounts payable. These cash outflows were partially offset by cash sources including $80,375 of stock issued for services, a $28,606 increase in accrued liabilities due to the timing of the Corporation’s payroll payments and $12,631 of depreciation.

Cash used by investing activities totaled $25,029 in the nine months ended September 30, 2003 and related to the purchase of property, plant and equipment to furnish the Company’s two new offices.

Cash inflows from financing activities were due to net borrowings of $250,000 on the line of credit and a net increase of $10,353 in due from factor.

The Company believes that cash flows from operations, the current cash and cash equivalents and the proceeds from the $8.5 million financing transaction closed on October 22, 2004 will be sufficient to meet anticipated liquidity needs for the Company’s existing operations and outstanding debt obligations for the next twelve months. However, the underlying assumed levels of revenues and expenses may prove to be inaccurate. The Company plans to obtain more long-term financing to replace the recent $8.5 million financing which is due October 22, 2005. The Company may be required to finance any additional requirements within the next 12 months or beyond through additional equity, debt financings or credit facilities. The Company may not be able to obtain additional financings or credit facilities, or if these funds are available they may not be on satisfactory terms. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures. If the Company raises additional funds by issuing equity securities, dilution to existing shareholders will result.

Financial Position

At September 30, 2004, the Company’s balance sheet reflected total assets of approximately $40.6 million, consisting of approximately $7.8 million of accounts receivable from customers, approximately $10.6 million of intangible assets relating to the Company’s four acquisitions and approximately $17.4 million of goodwill associated with the four aforementioned acquisitions. The Company’s balance sheet at September 30, 2004 also reflected approximately $20.2 million of debt, approximately $5.1 million of which was due the factors which financed the Company’s operations utilizing the aforementioned receivables as collateral. At September 30, 2004, the Company’s stockholder’s equity was $18.0 million. Since September 30, 2004, the shareholders’ equity balance has increased by $12.7 million due to the conversion into common stock of the convertible debenture, the common stock issued for the Travel Nurse Solutions, Inc. and JCN Holdings acquisitions, and the exercise of outstanding warrants for common stock.

ITEM 3.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2004.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 19, 2004, Eric Allison, the Principal Shareholder of Pulse Healthcare Staffing, Inc., filed suit in the Superior Court of the State of California, for the County of Placer, naming the Company and others as defendants. The suit alleges, in part, that the Company has not paid all amounts due in connection with the acquisition and seeks, among other things, alleged unpaid principal, interest, damages, and attorneys’ fees and costs. The lawsuit is currently in its very early stages and the Company intends to vigorously defend this matter.

The Company is subject to disputes and litigation in the ordinary course of business. None of these matters, except for the matter mentioned in the previous paragraph, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

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

Upon closing on the Stock Purchase Agreement between the Company and the Investors, the Company issued 2,158,750 shares of its Common Stock at $2.00 per share for an aggregate purchase price of $4,317,500. Additionally, the Company provided the Investors with a Warrant to purchase 647,625 shares of the Company’s Common Stock. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Warrant provides for the Investors to purchase an aggregate of 647,625 shares of the Company’s Common Stock. The Warrants, which expire five years from the date of issuance, have an exercise price of $3.50 per share resulting in aggregate proceeds of $2,266,687 to the Company upon their exercise. The Company may call each Warrant, for $0.001 per warrant, if the average price of the Company’s Common Stock is 150% of the exercise price for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

Upon closing on the Debenture Purchase Agreement between World Health Alternatives, Inc. and the Investors, the Company issued $6,682,500 of debentures with a 7 1/2% interest coupon. An escrow of $801,188 was provided at closing to ensure payment of prospective interest payments. As the Company makes the required interest payments, funds will be released from the escrow. At the Company’s option, the interest may be paid in either cash or shares of the Company’s common stock. If the Company chooses to pay any interest payment with shares of restricted common stock of the Company, the number of shares to be issued is the lesser of $2.15 per share or 90% of the twenty prior days volume weighted average stock price. The debentures are convertible into restricted shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,108,140 shares of the Company’s restricted Common Stock if all debentures are converted. The Company can force the conversion of the debentures into shares of the Company’s Common Stock if the average closing price of the Company’s shares of Common Stock on the trading market on which the common stock is then listed for trading exceeds 200% of $2.15 per share for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. If the debentures are not converted into Common Stock of the Company, they mature on August 4, 2007. Additionally, the Company provided the Investors with a Warrant to purchase 932,442 shares of the Company’s Common Stock. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Warrant provides for the Investors with the right to purchase an aggregate of 932,442 shares of the Company’s Common Stock. The Warrant, which expires five years from the date of issuance, has an exercise price of $2.596 per share, resulting in proceeds of $2,420,619 to the Company upon their exercise. Additionally, the Company provided the investment banker for the transaction with a warrant to purchase 167,062 shares of the Company’s restricted Common Stock at the aforementioned terms. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

On August 23, 2004 the Company issued 10,000 shares of its restricted common stock to each of the non-employee directors (John W. Higbee and Frederick R. Jackson Sr.) to compensate them for their prior services.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

EXHIBIT INDEX Exhibit No. and Description

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed the following current reports on Form 8-K during the three months ended September 30, 2004:

•	Form 8-K filed July 5, 2004 containing an Item 5 – Other Events discussing the correction of certain disclosures under Item 401 of Regulation SB contained in the Company’s Form 10-KSB/A.

•	Form 8-K filed July 9, 2004 containing an Item 2 – Acquisition or Disposition of Assets and Item 7 – Financial Statements and Exhibits, disclosing the asset purchase of Curley and Associates, LLC and indicating that the audited financial statements of Curley and Associates, LLC and related pro forma of us and Curley and Associates, LLC would be filed within sixty days.

•	Form 8-K filed August 13, 2004 containing an Item 5 – Other Events discussing the private placement of the Company’s securities.

•	Form 8-K filed August 16, 2004 containing an Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits and Item 12 – Results of Operations and Financial Condition discussing the Company’s earnings for the quarter ending June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ALTERNATIVES, INC.

By	/s/ RICHARD E. MCDONALD
Richard E. McDonald President

Date: November 22, 2004

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