Form 10KSB
period 2004-12-31
WORLD HEALTH ALTERNATIVES INC
filed 2005-04-15
CIK 1169709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 333-84934.

WORLD HEALTH ALTERNATIVES, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

FLORIDA	7375	04-3613924
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer Identification No.)

777 Penn Center Blvd., Suite 111, Pittsburgh, PA	15235
(Address of Principal Executive Office)	(Zip Code)

(412) 829-7800

(Issuer’s Telephone Number, including Area Code)

Securities Registered under Section 12 (b) of the Exchange Act: None.

Securities Registered under Section 12 (g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s total revenue for the fiscal year ended December 31, 2004 was $40,339,739.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $119,854,215 as of March 31, 2005, computed on the basis of the average of the bid and asked prices on such date.

As of March 31, 2005, there were 46,259,950 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

All references to “we,” “us,” “our,” the “Company” or “World Health” in this Report on Form 10-KSB mean World Health Alternatives, Inc. and its wholly owned subsidiaries.

PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD-LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	Risks associated with our acquisitions, including:

•	potential loss of key clients or employees of acquired companies;

•	difficulties integrating acquired personnel and distinct cultures into our business;

•	difficulties integrating acquired companies into our operations, financial planning and reporting systems and information systems;

•	diversion of management attention and resources from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with applicable laws, regulations and rules.

•	Significant changes in our business, including the development of new services and the targeting of new markets.

•	Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in fiscal year 2005.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive because many other factors could impact our business and we cannot predict which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Our Company

We are a provider of healthcare staffing services to hospitals and other healthcare facilities throughout the United States. We provide our clients with timely and flexible staffing solutions through either temporary or permanent placements of healthcare personnel. Our integrated staffing services are designed to meet all of our clients’ staffing requirements and include interviewing, screening and selecting our clients’ prospective personnel. These services enable our clients to optimize their staffing needs in a flexible and timely manner while decreasing overall staffing costs. We were incorporated under the laws of the State of Florida on February 13, 2002.

Our healthcare staffing business is primarily comprised of nurse staffing, which generally includes registered nurses, licensed practical nurses and certified nurse’s aides, allied health staffing and physician staffing. We provide these placements on a travel basis and a per diem basis. We also provide a limited amount of support services staffing and information technology staffing for clients in the healthcare industry and other industries. We have provided such staffing services to over 3000 healthcare facilities in all 50 states and the District of Columbia and operate sales offices in Alabama, California, Florida, Georgia, Massachusetts, New Hampshire, North Carolina, Pennsylvania, Ohio, Oregon, Utah and Washington. During our fiscal year ended December 31, 2004, we directly placed or assisted in the placement of approximately 7,500 healthcare professionals. Because our fees are paid by our clients rather than by third parties, we have no direct exposure to Medicare or Medicaid reimbursements.

We believe that we are well-positioned in the current environment for healthcare staffing services to take advantage of longer-term industry and demographic developments that we believe will include a growing shortage and aging of nurses and other medical professionals, an aging U.S. population expected to increase hospital admissions, state legislation regarding minimum nurse staffing levels and maximum allowable overtime, long-term operational trends among medical care facilities towards outsourcing healthcare staffing and increased consolidation of a fragmented healthcare staffing market. For the year ended December 31, 2004, our revenue was $40,339,739.

We entered the healthcare staffing industry in February 2003. On February 20, 2003, we completed the acquisition of 100% of the outstanding common stock of Better Solutions, Inc. (“Better Solutions”), a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania that provided local allied and nursing healthcare staffing services from offices in Pennsylvania, Ohio and Florida, from its two shareholders, Richard E. McDonald and Marc D. Roup. In exchange for their stock in Better Solutions, we issued to Messrs. McDonald and Roup 33 million shares of our common stock, which represented approximately 82% of our common stock outstanding. As a result of the transaction, Better Solutions became our wholly owned subsidiary. In addition, a change in the voting control of our common stock occurred, our previous officers and directors resigned all positions held with us and Messrs. McDonald and Roup became our sole officers and directors at that time. This transaction was treated as a recapitalization. Prior to this transaction, we did not engage in the healthcare staffing business.

Since December 2003, our business has grown significantly, in part through our acquisition of the operations of six medical staffing companies and one general staffing company that provided medical, professional and administrative staffing services. These acquisitions have expanded our services to include travel and per diem staffing of nurses, allied professionals and physicians, and provided us with a nationwide presence and infrastructure. Our staffing operations are conducted through our three operating entities: (a) World Health Staffing, Inc., a Delaware corporation, which provides primarily nurse and allied staffing on both a travel and per diem basis, as well as a limited amount of information technology and general administrative and professional staffing; (b) World Health Staffing, Inc., a California corporation, which provides nurse and allied staffing on both a travel and per diem basis; and (c) JC Nationwide, Inc., a Delaware corporation which provides physician or “locum tenens” staffing on a travel and per diem basis. As of December 31, 2004, we employed approximately1800 healthcare professionals and temporary staff and 309 in corporate office staff. We also had approximately 410 independent contractor physicians placed on assignments with our clients.

Acquisition Activity

Superior Staffing Solutions, Inc. Acquisition. On December 22, 2003, we acquired substantially all of the assets of Superior Staffing Solutions, Inc. (“Superior Staffing”), a privately held nurse staffing company located in Pittsburgh, Pennsylvania for (1) $1.5 million in cash paid at closing; (2) $1.585 million in cash paid within thirty days after the closing; (3) 305,343 shares of our restricted common stock valued at $1.31 per share; (4) $800,000 in cash, plus interest, to be paid in ten payments of $95,030 from the first quarter of 2004 through the second quarter of 2006; and the assumption of approximately $592,000 in Superior Staffing’s debt, representing the outstanding balance on Superior Staffing’s line of credit as of the date of closing. The initial $1.5 million of the purchase price was paid from the proceeds of a private placement transaction that we completed on December 24, 2003. In October 2004, the remaining liability under the aforementioned note was settled with the payment of $364,761 and the issuance of 200,000 shares of the Company’s restricted common stock.

We have retained several of Superior Staffing’s key employees and transferred its operations into our wholly owned subsidiary, World Health Staffing, Inc.

Pulse Healthcare Staffing, Inc. Acquisition. On April 30, 2004, we executed a stock purchase agreement, subsequently amended on May 19, 2004, May 28, 2004 and June 22, 2004 (the stock purchase agreement and the amendments thereto shall be referred to collectively as the “Stock Purchase Agreement”), thereby completing our acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). Pulse is a medical staffing company located in Citrus Heights, California, that places nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. At the time of the acquisition, Pulse had approximately 175 clients across seven western states, with California being its largest market, and a database of approximately 20,000 nurses. We have retained much of Pulse’s infrastructure, including its management team and key employees, and have operated it as a wholly owned subsidiary under the name World Health Staffing, Inc.

Pursuant to the terms and conditions of the Stock Purchase Agreement, we received 100,000 shares of Pulse, representing all of the issued and outstanding shares of Pulse’s common stock, for $14,875,000, subject to a working capital adjustment, and 200,000 shares of our restricted common stock valued at $2.42 per share. The purchase price was allocated to the Controlling Management Shareholder, the Principal Shareholder and the Remaining Shareholders as follows:

As consideration for the acquisition, we agreed to pay the Controlling Management Shareholder the aggregate purchase price of $13,313,000 and an aggregate of 100,000 shares of our restricted common stock. The Controlling Management Shareholder has been issued 100,000 shares of our restricted common stock. The cash consideration was to be paid as follows:

•	$560,000 was paid at initiation of the transaction;

•	$438,000 was paid at closing;

•	$1,350,000 payable on or before June 28, 2004, of which $1,350,000 has been paid to date;

•	$7,715,000 payable on or before July 12, 2004, of which $4,454,696 has been paid to date; and

•	$1,250,000 to be deposited into an escrow account on or before July 12, 2004, and shall be distributed, after the working capital adjustment, in accordance with the terms of the Stock Purchase Agreement and the Escrow Agreement (attached as an exhibit to the Stock Purchase Agreement). The parties have agreed that the payments from the escrow account will be subject to adjustment based on actual working capital (the current assets of Pulse minus the current liabilities of Pulse) and any indemnification claims against the Controlling Management Shareholder, with such adjustment increasing or decreasing the purchase price by no more than $1,000,000.

After July 12, 2004:

•	$1,000,000 payable six months following the closing date of the Stock Purchase Agreement; and

•	$1,000,000 payable twelve months following the closing date of the Stock Purchase Agreement.

As consideration for this acquisition, we paid the Principal Shareholder the aggregate purchase price of $750,000 and 100,000 shares of our restricted common stock. The Principal Shareholder has been issued the 100,000 shares of our restricted common stock. The cash consideration was paid as follows:

•	$50,000 was paid at closing;

•	$250,000 was paid by May 28, 2004; and

•	$450,000 payable on or before June 28, 2004, which has been paid.

As consideration for this acquisition, the Company agreed to pay the Remaining Shareholders the aggregate purchase price of $812,000. The cash consideration was paid as follows:

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

Additionally, a number of former employees of Pulse received payments to resolve any preacquisition contingencies relating to Pulse as part of the Stock Purchase Agreement. These past employees were required to execute releases covering any prior ownership claims and/or any other claims against Pulse. Additionally, they entered into employment agreements with us. The former employees received an aggregate payment of $1,000,000 at closing and received an aggregate $200,000 for each of the succeeding five months. Additionally, certain management employees received a total of 650,000 shares of our restricted common stock as part of their release of claims against Pulse. Furthermore, the former Chief Executive Officer of Pulse, John Sercu, entered into an employment agreement with us. As part of that agreement, he received 500,000 shares of our restricted common stock with another 500,000 shares of the Company’s restricted common stock contingently issuable upon the successful integration of Pulse into our operations. We issued the second 500,000 shares of restricted common stock to Mr. Sercu in December 2004, following the successful integration of Pulse.

On October 19, 2004, Eric Allison, the Principal Shareholder of Pulse, filed suit in the Superior Court of the State of California, for the County of Placer, naming us and others as defendants. The suit alleged, in part, that we had not paid all amounts due in connection with the acquisition and sought, among other things, alleged unpaid principal, interest, damages, and attorneys’ fees and costs.

On January 31, 2005, the parties reached an amicable resolution of the dispute. The terms of the resolution include, in part, (a) monthly payments to Allison totaling an aggregate of $3,500,000, which payments are subject to certain contingent deductions and have been or will be made as follows: $500,000 was paid on January 31, 2005; $750,000 was paid on February 25, 2005; $500,000 was paid on March 25, 2005; $500,000 by April 25, 2005; $500,000 by May 25, 2005; $500,000 by June 25, 2005; and $250,000 by August 25, 2005; (b) the payment to Allison of 1,850,000 shares of our restricted common stock; and (c) the payment to a former employee of Pulse of 250,000 shares of our restricted common stock. The suit has been dismissed and we admitted no liability in connection with the dispute.

Care For Them, Inc. Acquisition. Effective May 7, 2004, we acquired selected assets (primarily accounts receivable and fixed assets) and assumed selected liabilities of Care for Them, Inc., a Massachusetts corporation (“Care For Them”). Care For Them was a medical staffing company that placed nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. Care For Them had been in business since 1995 and operated from an office in the Boston metropolitan area and two offices in southern New Hampshire, primarily supplying nurses to local hospitals, assisted living homes and family medical practices. We paid of $242,000 in cash at closing. Additionally, the owner of Care For Them will receive contingent payments in the form of an earnout equal to 25%, 10% and 10% of the gross profit attributable to the acquired business in 2004, 2005 and 2006, respectively, in excess of Care For Them’s 2003 actual gross profit. We have retained Care For Them’s management team and key employees and transferred its operations into our wholly owned subsidiary, World Health Staffing, Inc.

Curley and Associates, LLC Acquisition. Effective June 1, 2004, we acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, LLC, a Florida corporation (“CurleyMed”). Curley Med was a medical staffing company located in Stanford, Florida, which specialized in travel placements of allied healthcare professionals. CurleyMed had approximately 200 clients in over 40 states. The terms of the asset purchase included a $200,000 cash payment at closing, an $800,000 short-term promissory note, a $525,000 eighteen month promissory note and 662,025 shares of our restricted common stock valued at $2.42 per share. Additionally, the owners of CurleyMed will receive contingent payments in the form of an earnout equal to the greater of 25% of the gross profit attributable to the acquired business in 2004, 2005 and 2006 or 50% of the net income in 2004, 2005 and 2006. We have retained several of CurleyMed’s key employees and transferred its operations into our wholly owned subsidiary, World Health Staffing, Inc.

Travel Nurse Solutions, Inc. Acquisition. On October 14, 2004, pursuant to an Asset Purchase Agreement, (the “Agreement”), we completed the acquisition of substantially all of the assets of Travel Nurse Solutions, Inc. (“TNS”), a privately held medical staffing company that specialized in travel nurse staffing and operated from offices in Birmingham, Alabama, Mobile, Alabama and Cincinnati, Ohio. The terms of the Agreement include our payment of $5,621,549 in cash at closing, 747,950 shares of our restricted common stock, the assumption of approximately $680,000 of TNS’s existing operating debt, and a $750,000 promissory note, which we have since repaid. The Agreement also includes earn-out provisions over the first and second twelve-month periods commencing on the closing date, pursuant to which we could be required to issue shares of our restricted common stock worth up to $2,500,000, with the number of shares being calculated based on the average per share closing price of our common stock over the ten trading days immediately preceding the applicable earn-out shares issuance date after each twelve-month earn-out period. We have retained TNS’s management team and key employees and transferred its operations into our wholly owned subsidiary, World Health Staffing, Inc.

J&C Nationwide, Inc. Acquisition. On November 15, 2004, we signed an asset purchase agreement (the “Agreement”) with JCN Holdings, Inc. to acquire substantially all of the assets and certain liabilities of its subsidiary, J&C Nationwide, Inc., a physician staffing company that provides services throughout the Unites States under the trade name JCNationwide (“JCN”). JCN is based in Atlanta, Georgia, has offices in Utah and North Carolina, and has been in business over thirty years. In return for the assets, we provided 875,000 shares of our restricted common stock and assumed certain specified liabilities, including approximately $22,000,000 in notes payable. The Agreement also includes earn-out provisions pursuant to which we would issue up to an additional 875,000 shares of our restricted common stock if JCN meets certain earnings goals during the fiscal year ending December 31, 2005. We have retained JCN’s infrastructure and the majority of its management team and key employees. Its operations have been transferred into our wholly owned subsidiary, JC Nationwide, Inc.

Parker Services, Inc. Acquisition. On December 31, 2004, pursuant to an Asset Purchase Agreement (the “Agreement”), we completed the acquisition of substantially all of the assets of Parker Services, Inc. (“Parker Services”), a company based in Seattle, Washington that provided medical, administrative and professional staffing and had been in business for over twenty-five years. Pursuant to the Agreement, we purchased the assets for $4,000,000 in cash paid at closing, 182,481 shares of our restricted common stock, the assumption of approximately $260,000 of Parker Services’ existing operating debt, and $4,000,000 in cash, plus interest, in the form of a promissory note payable over two years. We have retained Parker Services’ management team and key employees. Although Parker Services’ operations have been transferred into our wholly owned subsidiary, World Health Staffing, Inc., it will continue to do business under its brand name of “Parker Services”.

These acquisitions have expanded our service offerings from local placements of nursing and allied staff in three states to include travel nursing, allied and physician placements from offices across the United States. The acquisitions have also provided direct and immediate access to new customers of our staffing services, additional recruiting sources for healthcare professionals, significant management resources and a scalable infrastructure for our operations.

Overview of Our Industry

Generally. The healthcare staffing industry is a highly fragmented market consisting of national, regional and local staffing service providers. The national providers and many regional providers generally offer nurse placements and allied health placements. In contrast, there are a significant number of companies in the industry that operate in three or fewer cities, generate less than $10 million in revenues and generally provide either nurse or allied healthcare placements but not both. Many major metropolitan areas have 10 to 20 such providers.

Hospitals and other healthcare facilities use outsourced nurse staffing and allied health staffing to supplement their own recruiting and retention programs for such personnel and to benefit from the flexibility and variable cost that outsourcing provides in managing their healthcare staffing requirements. Such staffing typically is provided on a per diem basis or travel basis. Per diem staffing generally provides healthcare personnel for assignments ranging from a single shift to thirteen weeks, and is typically used to meet local labor shortages due to holidays, vacations, illness, staff turnover and fluctuations in hospital volume. Travel staffing generally provides staffing on a contract, fixed-term basis for time periods that are typically thirteen weeks long but can range from several weeks to one year. The use of temporary personnel enables healthcare providers to vary their staffing levels to match the changes in demand for their permanent staff caused by planned and unplanned vacancies. Healthcare providers also outsource their staffing needs for budgeting purposes and to manage seasonal fluctuations in patient demand for their services. Nurses and allied health staff have similarly utilized outsourced staffing to increase their job flexibility and improve their working conditions.

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

Utilization of Healthcare Services. The utilization of healthcare services is expected to increase, thus raising the demand for healthcare staffing services. Several factors will drive this anticipated increase, including the following:

•	A projected 18% increase in overall U.S. population between the year 2000 and 2020, resulting in an additional 50 million people who will require health care, 19 million of whom will be in the 65-and-over age group (DHHS Report- July 2002).

•	Advances in medical technology and healthcare treatment methods are attracting a greater number of patients with complex medical conditions requiring higher intensity care.

•	According to data from the Centers for Medicare & Medical Services, while annual growth in spending on hospital services is expected to remain relatively constant at about 6% throughout the next decade, total healthcare expenditures are expected to increase by an average of 7.1% annually from 2001 through 2010.

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

Demand for Nurse Staffing Services. Hospitals’ use of outsourced labor increased approximately 72% from 1997 through 2002, according to a study by Shoemaker and Howell (August 2004). Since the middle of 2002, however, we believe certain factors have combined to reduce demand for outsourced nurse staffing services. These factors include reduced demand by acute care hospital customers, resulting in a more cautious buying process by hospitals that places increased reliance on existing full-time staff and expanded nurse to patient ratios, and thus reduces the demand for nurse staffing services. We also believe that the slow recovery of the U.S. job market has resulted in an increase in the number of hours worked by full-time and part-time nurses who work directly for hospital employers to supplement family income due to their spouses being unemployed or underemployed. Another factor, we believe, is the decreased willingness of experienced nurses to be employed in the travel staffing model after experiencing disappointment because of an existing or perceived decline in the amount and diversity of staffing opportunities; thus reducing the pool of experienced nurses available for placement.

We are unable to predict when economic conditions, trends and other factors affecting the nurse staffing industry will change. We believe, however, that an aging population and an increasing shortage of nurses will positively impact the demand for nurse staffing services in the long-term. If this occurs, and as the economy rebounds, we also believe that overall prospects for the healthcare staffing industry should improve as hospitals experience increased admission levels and increasing shortages of healthcare personnel.

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

These conditions strain healthcare providers because providers must allocate increased time, money and other resources to locating and recruiting personnel at the expense of providing healthcare to patients. Moreover, such shortages increase the costs associated with hiring employees on a permanent basis. Healthcare staffing companies provide healthcare providers with an alternative staffing solution by taking over, or supplementing, these HR functions so that healthcare providers can focus their attention on providing quality healthcare. Healthcare staffing companies can utilize their expertise, contacts and databases of candidates that enable them to locate suitable candidates throughout the United States quickly and efficiently. Healthcare staffing providers also offer healthcare facilities the ability to control their human resources costs by enabling facilities to utilize personnel on a temporary basis when necessary instead of incurring the costs associated with hiring employees permanently.

Our Competitive Strengths

We believe that we are well-positioned in the current healthcare staffing environment to take advantage of long-term industry and demographic dynamics that have resulted in a trend among hospitals toward outsourcing as a means of providing flexibility in meeting their staffing requirements. Our competitive strategy includes the following components:

•	Provide Flexible, Permanent Healthcare Staffing Solutions. We focus on providing flexible, permanent solutions to our clients’ staffing problems rather than “temporary fixes.” In addition to providing temporary staffing services, we focus primarily on identifying, recruiting and placing skilled personnel who meet the specific staffing needs of our clients so that the client has the opportunity to make a permanent placement following a temporary assignment.

•	Build Strong Brand Recognition. Our World Health brand name is recognized in Western Pennsylvania, Northeastern Ohio, California, Alabama, Massachusetts and Florida by leading hospitals and healthcare facilities, as well as by nurses and allied health professionals. Our JCNationwide brand name is known throughout the U.S. by purchasers of physician staffing services as a result of its thirty years of operation and substantial level of business. Similarly, our Parker Services brand name is known throughout the Northwestern U.S. from its twenty-five years of operation and diverse client base. Our strategy is to promote, advertise and build on our brand equity and visibility in our existing service markets and in new regions by providing excellent service and through our growth strategy.

•	Expand and Diversify Client Relationships. We currently have a strong and diverse client base. In 2004, we directly placed or assisted in the placement of approximately 7500 healthcare professionals in healthcare facilities, including acute care hospitals, teaching institutions, trauma centers, private physicians’ practices, surgical and ambulatory care centers, nursing homes, pharmacies, medical clinics and insurance companies. During that same time, no single client accounted for more than 2% of our total sales revenues, while the majority of our clients individually represented less than 1% of our total sales revenues. We seek to continue the expansion and diversification of this client base.

•	Increase Operating Structure Efficiencies. Our system of regional branch sales offices and centralized administrative and database function is intended to provide us with increased operating efficiencies in such critical areas as recruiting, sales, billing, information systems and risk management. We intend to continue this operating approach as we seek to expand our regional branch offices organically and through future acquisitions.

•	Growth Strategy. We intend to meet a greater portion of the demand for healthcare staffing services through a multi-faceted growth strategy. This strategy is more fully described below under “Growth Strategy”.

Our Business

Operating under the name World Health, we have become a significant provider of travel and per diem nursing and allied health staffing services to hospitals and healthcare facilities. Our JC Nationwide, Inc. subsidiary operates under the name JCNationwide and is a leading provider of physician staffing services in the U.S. We provide our healthcare facility clients with staffing solutions through personnel placements on a contractual or temporary basis for a fixed period of time, on a permanent basis, and on a temporary to permanent basis. In addition to our core healthcare staffing services, we offer administrative and professional staffing services through our Parker Services brand name and a limited amount of information technology staffing under the World Health name. Our integrated staffing services are designed to meet all of our clients’ staffing requirements and include interviewing, screening and selecting personnel for our clients. These services allow our clients to meet their staffing needs in a flexible and timely manner that suits their particular workloads and budgets. While we currently provide our services from a national network of 17 offices, we are continually seeking to expand our presence in new regions.

Our Primary Clients

The primary target markets for our healthcare staffing services are acute care hospitals, including community hospitals, teaching institutions and trauma centers, private physicians’ practices, surgical and ambulatory care centers, nursing homes, pharmacies, medical clinics and insurance companies located in or near metropolitan areas. We currently have approximately 3000 clients. For the year ended December 31, 2004, approximately 74% of our revenue was generated from acute care hospitals, clinics and surgical and ambulatory care centers. During 2004, no single client represented more than 2% of our total sales revenues, while the majority of our clients individually represented less than 1% of our total sales revenues. We therefore do not anticipate becoming dependent upon any single customer or group of customers.

Our Staffing Services

We provide the following healthcare staffing services to our clients:

•	Contract Placement: We provide temporary placements of our healthcare professionals with our clients on an as-needed basis for a specified period of time at an established hourly rate through travel and per diem assignments. Contract assignments range from a day to 52 weeks, with the average temporary assignment lasting approximately 16 weeks. For each contract placement, we charge an hourly rate which may vary depending on the position, the candidate’s qualifications, the length of the assignment and the current market demands. During fiscal 2004, our temporary placement fees generally ranged from $18 to $210 per hour.

•	Contract to Hire Placement: We provide “contract to hire” placements of our healthcare professionals with our clients pursuant to our “Try Before You Buy” program. Under these arrangements, we provide placements of our healthcare professionals that are initially on a temporary basis but which give our clients the option of hiring the healthcare professionals on a full-time basis. This service enables clients to “try before they buy” by allowing them to evaluate a consultant’s performance before committing to a permanent hire. Our clients hire approximately 65% of our allied healthcare personnel permanently. For each contract for hire placement, we initially charge hourly placement fees. Upon converting the healthcare professional to a permanent employee of the client, we frequently charge a conversion fee that is generally based on a percentage of the individual’s initial annual salary (generally 20%). That percentage, however, typically is reduced based on the number of hours the candidate has billed once the term of the contract exceeds six months.

•	Permanent Placement: We conduct nationwide searches for our clients’ particular staffing needs, assess and evaluate potential candidates and provide referrals to our clients of the most qualified candidate. For each permanent placement, we charge a placement fee based on the candidate’s initial annual salary. Our permanent placement fees generally range from $2,000 to $40,000.

•	“$2.00 Employee” Program: We provide an outsourcing solution for our clients pursuant to our “$2.00 Employee” Program which enables our clients to reduce their human resource related costs and liabilities by having us put a particular candidate on our payroll as our employee while that person works for the client. In connection with this program, our clients retain the option of hiring “$2.00 Employee” placements as their own employees at any time. During fiscal 2004, for each such engagement, we charge the client an hourly rate equal to $2.00 per hour above all of the costs that we incur in connection with employing that candidate (i.e., hourly wage, benefits, insurance and taxes).

Our Staffing Personnel

Our staffing placements include nurses, allied health personnel (a category in which we include various professionals and healthcare administrative staff), and physicians. Our three main categories of placements are generally comprised of the following:

Nurses: This category accounted for approximately 67% of our placements and approximately 60% of our sales revenue for the year ended December 31, 2004, and includes the following positions:

•	Certified Nursing Assistant	•	Nurse Practitioner

•	Licensed Practical Nurse	•	Registered Nurse

Allied Health Personnel: This category accounted for approximately 22% of our placements and approximately 25% of our sales revenue for the year ended December 31, 2004, and includes the following positions:

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

Physicians: This category accounted for approximately 11% of our placements and approximately 15% of our sales revenue for the year ended December 31, 2004, and includes the following positions:

•	Anesthesiologist	•	Primary Care Physician

•	Psychiatrist/Physiologist	•	Surgeon

•	Certified Registered Nurse Anesthetist	•	Pathologist

•	Cardiologist	•	Radiologist

•	Oncologist

Recruiting and Retention of Staffing Personnel

To recruit and retain healthcare professionals, we offer flexible assignments that allow them to tailor their particular schedules to meet their individual lifestyles and personal demands. We also offer competitive compensation, access to benefits, a variety of positions at multiple healthcare facilities, and the opportunity to learn new skills and technology. We do not charge our candidates for our placement services. This flexibility and variety enables our professionals to evaluate each particular work environment before committing to a permanent position.

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

We currently maintain an active database of over 150,000 regional candidates within the categories of healthcare professionals listed above. We continuously update our candidate database using the following sources:

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

Staffing Personnel Screening and Placement Process

As part of our own candidate screening process, our recruiters conduct a comprehensive interview of each candidate to assess the candidate’s skills, experience, compensation requirements and employment goals. As part of this interview and screening process, our recruiters review the candidate’s resume, licenses, and medical records. We also often provide training concerning various government regulations, such as the applicable privacy requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Next, our recruiters contact the candidate’s references to verify the candidate’s qualifications and perform a background check, including a criminal record check and license verification, when applicable. The information gathered in this process is compiled into our computer database so that it can be accessed quickly and easily for cross-referencing with clients and available assignments.

Following the comprehensive interview and background verification process, our recruiters work with our staffing coordinators and account executives to determine which available positions match the candidate’s skills and requirements. This is accomplished partly through the use of our computer database, which is able to match available positions with our clients with the candidates’ skills, salary needs and geographic requirements. Once an assignment has been selected, we prepare the candidate’s resume package and submit it to the client for review.

We continue to contact and monitor the performance of our healthcare personnel while they are on assignment with our clients. This is accomplished through telephone calls with the consultant and the client that are designed to evaluate the consultant’s performance. Once the assignment has been completed, we may again survey the consultant and the client to gain information for our database that we can use to maintain the high quality of our staffing services and increase the level of consultant satisfaction.

Agreements With Staffing Personnel

Our nursing, allied healthcare, and other personnel are on our payroll as at-will employees while they are on assignment with a client. However, the physicians we staff through JCNationwide are independent contractors. We pay our staffing personnel on an hourly basis (including overtime compensation), along with any specific benefits the individual may be entitled to receive in connection with the particular assignment. The hourly rate is generally based on the particular client with whom the candidate is placed, the type and length of assignment and the candidate’s skills.

Candidates typically agree to certain confidentiality and non-solicitation terms that prohibit them from using information gained through meeting and working with us to obtain employment independent of us. Candidates also typically agree to various terms relating to their travel and housing expenses while on a travel assignments and to terms requiring them to comply with applicable rules and regulations, such as HIPAA’s confidentiality provisions concerning protected health information.

Intellectual Property

Our business and competitive position are dependent upon our ability to protect the proprietary information we use in our business. We rely on trade secret law and nondisclosure and other contractual arrangements with our healthcare staffing personnel, our other employees and our clients to protect our proprietary information. Despite our efforts to protect such proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. There can be no assurance that others will not independently develop substantially equivalent proprietary information or products or that we can effectively protect our rights to unpatented trade secrets or other proprietary information.

On March 28, 2005, we filed with the U.S. Trademark Office for registration of our service mark “World Health” (name and logo) and our promotional line “Our World Revolves Around You”. This filing is pending and we do not know when registration for these marks will be granted, if at all. The U.S. Trademark Office granted us the U.S. service mark for the “$2.00 Employee” on July 27, 2004, under Registration No. 2,867,315. We filed with the U.S. Trademark Office for registration of our service marks “MedTech” and “HR MedTech” on August 12, 2003. These filings are pending and we do not know when registration for these marks will be granted, if at all.

Operations and Offices

National Network of Branch Offices. We operate our healthcare staffing business through a regional sales model that utilizes regional branch offices to service the clients located within their territories. Each branch office serves as our direct contact point with our clients and healthcare professionals. Each office is therefore responsible for contacting, establishing and maintaining business relationships with clients and for marketing its services in its region. Similarly, each office is responsible for recruiting healthcare professionals for assignments with the clients. Administrative functions and other key support functions, however, are performed from the corporate headquarters office in Pittsburgh, Pennsylvania, including billing and collections, payroll processing, benefits administration, contract processing and risk management.

Office Locations. The following is a list of our offices as of December 31, 2004, the date we began operating each office and the staffing services they provide:

LOCATION	OPENING DATE	SERVICES PROVIDED
Pittsburgh, PA	December 1999	Nurse and Allied Health Staffing

Cleveland, OH	August 2002	Nurse and Allied Health Staffing

Boca Raton, FL	December 2002	Nurse and Allied Health Staffing

Danvers, MA	(A)	Nurse Staffing

Portsmouth, NH	(A)	Nurse Staffing

Nashua, NH	(A)	Nurse Staffing

Sacramento, CA	(B)	Nurse and Allied Health Staffing

Orlando, FL	(C)	Nurse and Allied Health Staffing

Portland, OR	September 2004	Information Technology Staffing

Birmingham, AL	(D)	Nurse and Allied Health Staffing

Cincinnati, OH	(D)	Nurse Recruiting

Mobile, AL	(D)	Nurse Recruiting

Atlanta, GA	(E)	Physician Staffing

Murray, UT	(E)	Physician Staffing

Morrisville, NC	(E)	Physician Staffing

Seattle, WA	(F)	Medical, Administrative and Professional Staffing

Belleview, WA	(F)	Medical, Administrative and Professional Staffing

(A)	We acquired the Danvers, MA, Portsmouth, NH and Nashua, NH offices as part of the acquisition of certain assets of Care For Them, Inc. in May 2004.

(B)	We acquired the Sacramento, CA office as part of the acquisition of the stock of Pulse Healthcare Staffing, Inc. in April 2004.
(C)	We acquired the Orlando, FL office as part of the acquisition of certain assets of Curley and Associates, LLC in June 2004.
(D)	We acquired the Birmingham, AL, Cincinnati, OH and Mobile, AL offices as part of the acquisition of certain assets of Travel Nurse Solutions, Inc. in October 2004.
(E)	We acquired the Atlanta, GA, Murray, UT and Morrisville, NC offices as part of the acquisition of certain assets of JC Nationwide in November 2004.
(F)	We acquired the Seattle, WA and Belleview, WA offices as part of the acquisition of certain assets of Parker Services, Inc. in December 2004.

Corporate Headquarters. Our corporate headquarters office is located in Pittsburgh, Pennsylvania. The corporate headquarters office serves as the administrative center for all of our offices’ operations. Our administrative staff is responsible for all aspects of the billing and payment process, including gathering all of the staffing personnel’s timesheets on a weekly basis, processing that information to create client invoices, distributing the invoices on a weekly basis, payroll processing, benefits administration, contract processing, risk management and payment collection. The administrative staff also performs key support activities such as payroll processing in conjunction with a third party provider of such services, vendor contract processing, and record-keeping and accounting functions. In addition, the office serves as a regional sales office of nurse and allied health staffing services.

Information Systems

Our primary management and communications systems are centralized and controlled in our corporate headquarters and are utilized in each of our offices. Our healthcare staffing operations are supported and enhanced by our computer information system called “WorldWare,” which facilitates easy interaction between our sales and recruiting activities. As a result, we are able to staff and renew job assignments quickly and efficiently. Our information system was developed for staffing operations such as ours so it is designed to store, compile, access and analyze virtually all of our client information, such as contact information, skill and licensing requirements and preferences, bill rates, job descriptions and business hours, along with all of our candidate information, including contact information, educational background, skills and qualifications, employment history, license status, job preferences and performance ratings. The system also performs integrated scheduling functions, candidate and job order matching, contract generation and payroll functions. The system is accessible to all of our employees, is web-based with secure access capabilities, can be updated internally by us and is capable of accommodating significant future growth in our business.

Our financial and management reporting is managed through WorldWare and a software package from Intuit Financial. These systems enable us to manage our accounts receivable, accounts payable, general ledger and billing functions. These systems are also designed to accommodate significant future growth in our business. We presently process our own payroll but we continue to outsource the printing, tax deposit and reporting functions to a national payroll service.

Growth Strategy

Generally. We intend to meet a greater portion of the demand for healthcare staffing services through (1) the implementation of our acquisition strategy, (2) the establishment of new branch offices in regions not currently served by us, (3) the expansion of our candidate pool and (4) the augmentation of our client and preferred provider relationships.

Acquisitions of Complementary Businesses. We intend to continue exploring the acquisition of complementary companies to broaden and strengthen our market presence and service capabilities throughout the United States. We intend to accomplish this goal by pursuing healthcare staffing companies located in larger metropolitan markets along the east, west and Gulf coasts of the U.S. that have a proven history of profitable operations and effective management teams that are willing to join us following the acquisition. We may also search for healthcare staffing companies that, although operating in our service market, do not offer certain services that we offer. Acquiring such companies will allow us to market complementary service products to the acquisition company’s existing client base and to our own clients. Our acquisition strategy is intended to result in increased operating efficiencies through the integration of back-office and other administrative functions and the optimization of new client and healthcare personnel relationships.

Establishing New Branch Offices. We will continually evaluate opportunities to open branch offices in metropolitan areas that have a strong demand for our services, a significant hospital presence, a population exceeding two million people and a viable pool of healthcare professionals from which to recruit.

Increasing Our Supply of Qualified Healthcare Professionals. We intend to use our recruiting efforts to continue to expand our network of qualified healthcare personnel. We have achieved substantial growth in our network of candidates over the past two years and intend to continue this growth by:

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

Competition

The healthcare staffing industry is highly competitive and operates in a market composed of national, regional and local firms. We compete with these firms to attract nurses and other healthcare personnel and to attract hospitals and other healthcare facilities as clients.

We compete for healthcare personnel on the basis of employee satisfaction, the quantity, quality and diversity of assignments available, compensation packages, and the benefits that we provide while they are on assignment. Our ability to compete for healthcare personnel is dependent upon our ability to:

•	continually evaluate and expand our network of temporary healthcare personnel to keep pace with our hospital and healthcare facility clients’ needs;

•	compete effectively against other staffing companies for nursing professionals and other allied health personnel;

•	provide temporary healthcare personnel with assignments that they view as attractive and provide them with competitive benefits and wages; and

•	effectively manage the costs of attracting temporary healthcare personnel.

We compete for hospital and healthcare facility clients on the basis of the quality of our healthcare professionals, the timely availability of our professionals with the requisite skills, the quality, scope and price of our services, our recruitment expertise and the geographic reach of our services. Our ability to compete for these clients is dependent upon our ability to:

•	provide high quality personnel who meet our clients’ specifications within the requisite time period;

•	competitively price our services;

•	monitor our employees’ performance;

•	maintain close contacts and working relationships with the decision makers at the client sites;

•	grow and increase the number of regions in which we do business;

•	maintain a positive reputation in the healthcare community; and

•	increase recognition of our World Health and other brand names.

Many of our competitors have substantially longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than we have. More established firms have a greater pool of available healthcare professional candidates and more substantial word-of-mouth client and healthcare professional referral programs. Our competitors are able to conduct extensive marketing campaigns that we are financially unable to conduct. Larger firms generally have larger, more comprehensive infrastructure and can also more easily provide payroll services, which are cash flow intensive. In addition, these companies may create more attractive pricing to potential clients.

Some of our competitors in the healthcare staffing industry include Cross Country Healthcare, Inc., AMN Healthcare Services, Inc., Medical Staffing Network Holdings, Inc. and InteliStaf Healthcare, Inc.

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

Professional Licensure. Nurses, physicians and certain other healthcare professionals that we employ are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff are often required to be certified to provide certain medical care, such as cardiopulmonary resuscitation (CPR) and advanced cardiac life support (ACLS), depending upon the positions in which they are placed. We take reasonable steps to ensure that our healthcare professionals have the necessary licenses and certifications by verifying with all appropriate state agencies that a current license is on file or registered for each employee.

Business Licenses. Some states require state licensure for businesses that, for a fee, employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities to support or supplement the hospitals’ or healthcare facilities’ work force. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. We endeavor to obtain and/or maintain in effect all required licenses.

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

Employees

As of December 31, 2004, we had approximately 309 corporate employees and, during 2004, an average of approximately 1100 full time equivalent healthcare staffing professionals. Generally, our staffing personnel are our employees. Our physicians are independent contractors. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with our employees to be good.

Risk Factors

In addition to the other information included in this Annual Report on Form 10-KSB, we are subject to various risk factors. Our most significant risks and uncertainties are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected and the trading price of our common stock could decline. We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933. See “Forward-Looking Statements” in Part I.

Our success will depend on our ability to successfully manage significant changes in our business.

We acquired six staffing operations during 2004. These acquisitions resulted in a significant change in our business, including the development of new services and the targeting of new markets. These changes have placed, and are expected to continue to place, significant demands on our management, operational and financial resources. If we fail to successfully manage these significant changes, or if such changes fail to result in increased sales of our services, our future revenue, net income and prospects for our business will be materially and adversely affected.

We have experienced net losses in the past, and we may be unable to achieve or maintain profitability in the future.

We incurred a net loss of $14,811,651 for the year ended December 31, 2004. While we feel that we have generated a critical mass of business and healthcare personnel that should allow us to achieve profitability in the future, our business is subject to cyclical trends that could adversely impact us. As a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot predict whether our business will achieve or sustain profitability in any future period.

If we are unable to cross-sell our services to our existing client base and immediately increase sales and overall profitability, we will not realize the revenue growth and profitability that we hoped to realize.

We expect that we will be able to cross-sell our services to our existing client base and immediately increase sales and overall profitability from the integration of the six acquisitions we completed in 2004. However, the potential loss of key clients or employees of acquired companies, acquisition integration difficulties, changes in economic conditions and other factors may result in our inability to cross-sell our services. If we are not successful with this cross-selling effort, we will not achieve the immediate revenue growth and profitability that we projected to result from these acquisitions.

If the six acquisitions we completed in 2004 do not benefit from access to our network of resources and products, the transactions may not be immediately accretive as we expected.

We expect that the six acquisitions that we completed in 2004 will benefit from access to our network of resources and services. However, the potential loss of key clients or employees of acquired companies, acquisition integration difficulties, changes in economic conditions and other factors may result in our inability to achieve these expected benefits. As a result, some or all of the transactions may not be immediately accretive to earnings as we had expected.

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

We compete with other healthcare staffing companies as well as with hospitals and our clients for qualified nurses and other healthcare personnel. Competition for healthcare personnel may also lead those seeking such personnel to offer increased hourly wages and other benefits as inducements. If we do not raise wages and benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. If, however, we raise wages and benefits to meet the competition but are unable to pass the additional costs along to our clients, our margins could decline.

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

Our growth strategy includes increasing our geographic presence and market share in the U.S. through strategic acquisitions of companies that complement or enhance our business. Competition for acquisitions could limit our ability to grow via this strategy or could increase the prices of acquisitions, which could make them less accretive, or dilutive, to our earnings or otherwise unattractive to us. In addition, restrictive covenants in our credit facility, including a covenant requiring us to obtain the approval of our lenders for any acquisition, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

Acquisitions and expansions of our operations place significant demands on our managerial, operational and information systems. Thus, any acquisition or expansion may ultimately have a negative impact on our operations and financial condition.

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

Our revenues are dependent upon the temporary staffing needs of our clients, but we typically do not have long-term contracts or exclusive agreements with them. As a result, our business is dependent upon our ability to continually secure new staffing assignment orders from our clients. This process is dependent upon our ability to successfully compete against our competitors, maintain positive relationships with our clients, promote our brand name, and provide quality healthcare professionals to our clients. If we fail to secure new staffing orders, our revenues will be negatively affected.

Our costs of providing housing for nurses and other healthcare personnel in our travel business may be higher than we anticipate, which could cause our margins to decline.

We typically have approximately 95 apartments on lease throughout the U.S., which we use to house healthcare personnel on travel assignments. If the costs of leasing apartments and furniture for our healthcare personnel increase more than we anticipate and we are unable to pass such increases on to our clients, our margins would decline. To the extent the length of a nurse’s or other professional’s housing lease exceeds the term of that person’s staffing assignment, we bear the risk that we will be obligated to pay rent for housing that we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing assignments, which typically last thirteen weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or, if for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing, or, to avoid such risk, we may forego otherwise profitable opportunities.

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

The Joint Commission on Accreditation for Healthcare Organizations (“JCAHO”) has initiated a voluntary Health Care Staffing Services Certification Program pursuant to which JCAHO will review companies to ensure they are compliant with the established standards required for certification. Healthcare facilities potentially could use only those healthcare staffing providers that obtain the certification. If we do not obtain this certification, it potentially could have a material and adverse affect on our business.

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

We maintain insurance coverage, including medical professional malpractice liability insurance and workers compensation insurance, to protect against the cost of claims against us relating to the actions of our employees. Our insurance coverage, however, may not cover all claims against us. Furthermore, the costs associated with obtaining and maintaining appropriate insurance coverage for our business has been increasing. If these costs continue to increase materially, it will negatively affect our margins and adversely impact our financial condition.

We are dependent upon certain of our employees.

Richard McDonald, our President, and John Sercu, our Chief Operating Officer, make the majority of our management decisions. Mr. McDonald is essential to our operations because he oversees the financial aspects of our business. Mr. Sercu is responsible for sales and operational matters. Although we have “key man” life insurance covering them, we have no agreement with them that would prevent them from leaving us, nor is there any assurance that we would be able to hire and retain someone to replace either one of them. If we were to lose the services of either individual, it may have a material adverse impact on our business.

Certain of our stockholders have demand rights that can cause us to file a registration statement under the Securities Act of 1933, as amended, covering resales of their stock, which sales could cause our stock price to decline.

Under the terms of certain agreements we have with several of our stockholders, we are required to file, at our expense, a registration statement under the Securities Act of 1933 covering the resale of their shares. Such registration statement must become effective on or about June 15, 2005. These agreements represent 4,274,333 shares of our common stock issued upon the conversion of the Series A Convertible Preferred Stock and warrants to purchase up to 1,068,583 shares of our common stock. If we do not meet this deadline, we must pay per month an amount equal to 1.5% of the purchase price for those shares covered by the private placement transaction completed on December 15, 2004 until such time as the holders of such shares no longer hold more than 20% of those shares. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and are subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

We cannot predict whether we will be able to meet the deadlines for registration set forth in such agreements. We also cannot predict what effect, if any, market sales of shares held by any stockholder will have on the market price of our common stock once the shares of our common stock referenced herein are tradable.

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

We are exposed to increased regulations, costs and risks as a result of corporate governance and disclosure standards.

We are spending an increased amount of management time and financial and other resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002. Furthermore, these laws, regulations and standards potentially expose us to additional risks that could adversely affect our business.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, negligent hiring, product liability or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure by any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies, and guidelines, or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

A key component of our business is the credentialing process of our staffing personnel. Errors in the credentialing process, including a failure to detect a poor or incorrect history, could have a material affect on our reputation and expose us to liability. In addition, we do not have access to all of the resources that are available to hospitals to check credentials.

To protect ourselves from the cost of these types of claims, we maintain medical professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Deductions and limitations applicable to these policies means that such coverage may not cover all claims against us, which could result in us incurring significant costs with respect thereto. In addition, our insurance coverage may not be applicable to or otherwise cover all claims against us, or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

We may be liable for damages resulting from our clients’ mistreatment of our staffing personnel.

Because we are in the business of placing our temporary healthcare personnel in the workplaces of other companies, we are subject to potential claims by our temporary healthcare personnel alleging discrimination, sexual harassment, negligence and other related conduct by our clients. The cost of defending such claims, even if groundless, could be substantial. The negative publicity associated with such claims could also adversely affect our ability to attract and retain qualified personnel in the future.

Potential government interpretations addressing whether physicians placed at facilities by staffing companies are independent contractors or employees of the staffing company could negatively affect our business.

In accordance with the standard operating procedure in the physician or “locum tenens” staffing industry, the physicians we place with clients are independent contractors, not our employees. The California Employment Development Department (“CEDD”) has recently ruled that Staff Care, Inc., another physician staffing firm that treats the physicians as independent contractors, employs the physicians it places in California or who are California residents. Staff Care has been contesting this ruling through legal and administrative channels, arguing, in part, that the ruling conflicts with California state law that prohibits organizations not owned by physicians from employing physicians, as well as with the applicable definition of who qualifies as an independent contractor. We provide physician staffing services in California and place physicians who are California residents but have not been contacted by or subject to any rulings concerning the employment status of those physicians. If we were subject to such a ruling from the CEDD or any other applicable regulating entity in California or elsewhere, it could negatively affect our business, including without limitation resulting in assessments relating to unemployment insurance, employment training tax, disability insurance, personal income tax, increased workers compensation costs and penalties.

The restrictive covenants contained in our credit facility limit our ability to take certain actions, including borrowing additional funds as may be required to fund our future operations.

On February 14, 2005, we entered into a revolving credit, term loan and security agreement, which provides for a $7.5 million senior secured term loan and a $35.0 million revolving senior secured credit facility. The credit agreement requires us to maintain a minimum level of earnings before interest, taxes, and depreciation/amortization, a minimum fixed charge coverage ratio and comply with, among other things, leverage ratios. Our ability to meet these financial ratios and tests under our credit agreement is affected by our results of operations and by events beyond our control. We may be unable to satisfy these ratios and tests. If we fail to comply with these ratios and tests, and we are unable to obtain a waiver for such failure, no further borrowings would be available under the revolving credit facility and our lenders will be entitled to, among other things, accelerate the debt outstanding under the credit agreement so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt. Any inability to draw on the revolving credit facility or acceleration of the debt outstanding under the new credit agreements would have a material adverse effect on our financial condition and operations.

In addition, the terms of our credit agreement limit our ability to, among other things:

•	incur additional debt;

•	pay cash dividends, redeem, retire or repurchase our stock or change our capital structure;

•	acquire assets or businesses or make investments in other entities;

•	enter into certain transactions with affiliates;

•	merge or consolidate with other entities;

•	sell or otherwise dispose of assets or use the proceeds from any asset sale or other disposition; and

•	create additional liens on our assets.

Our available cash, and the remaining borrowing capacity under our credit facility may not be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. Our ability to borrow additional funds or raise additional equity is limited by the terms of our outstanding debt instruments and our financial condition.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders,

We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Since our inception, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis for the foreseeable future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. Further, under the terms of our credit agreement, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

Our obligations under our credit agreement are secured by substantially all of our tangible and intangible assets, and we may enter into secured credit or loan agreements in the future. If we default on our current or any future secured loan for any reason and are unable to cure the default pursuant to the terms of the relevant agreement, our lenders could take possession of any or all assets in which they hold a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off our debts, which could materially harm our business.

Web Site postings.

We make our annual report on Form 10-KSB and quarterly reports on Form 10-QSB filed with the U.S. Securities and Exchange Commission available to the public free of charge through our website at www.whstaff.com as soon as is reasonably practicable after making such filings. The information found on our website, or that may be accessed through our website, is not part of this report and is not incorporated herein by this reference.

ITEM 2. PROPERTIES

We do not own any real property. Our principal leases as of March 25, 2005, are discussed below. We believe that our leases provide sufficient space for our needs and that adequate space can be obtained to meet our foreseeable business needs.

Corporate Headquarters. Our corporate headquarters is located at 777 Penn Center Boulevard, Suite 111, Pittsburgh, Pennsylvania, and is comprised of approximately 7,035 square feet. The lease will expire in April 2010.

Sacramento, CA Branch Office. Our branch office in Sacramento, California is comprised of approximately 6,351 square feet. The lease expires in May 2010.

Orlando, FL Branch Office. Our branch office in Orlando, Florida is comprised of approximately 4,000 square feet. The lease expires in December 2005.

Birmingham, AL Branch Office. Our branch office in Birmingham, Alabama is comprised of approximately 3,169 square feet. The lease expires in November 2007.

Atlanta, GA Branch Office. Our branch office in Atlanta, Georgia is comprised of approximately 16,906 square feet. The lease expires in January 2007.

Seattle Branch Office. Our branch office in Seattle, Washington is comprised of approximately 6,290 square feet. The lease expires in March 2008.

Belleview, WA Branch Office. Our branch office in Belleview, Washington is comprised of approximately 2,950 square feet. The lease expires in September 2006.

Morrisville, NC Branch Office. Our branch office in Morrisville, North Carolina is comprised of approximately 4,450 square feet. The lease expires in April 2008.

Murray, UT Branch Office. Our branch office in Murray, Utah is comprised of approximately 2,053 square feet. The lease expires in September 2005.

Cleveland, OH Branch Office. Our branch office in Cleveland, Ohio is comprised of approximately 2,000 square feet. The lease expires in May 2007.

Danvers, MA Branch Office. Our branch office in Danvers, Massachusetts is comprised of approximately 700 square feet. The lease expires in August 2008.

Portland, OR Branch Office. Our branch office in Portland, Oregon is comprised of approximately 1,250 square feet. The lease expires in April 2005.

We believe that our current locations are adequate to meet our current level of staffing and customer service.

ITEM 3. LEGAL PROCEEDINGS

Eric Allison Matter. On April 30, 2004, we executed a stock purchase agreement, subsequently amended on May 19, 2004, May 28, 2004, and June 22, 2004, thereby completing our acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). In October 2004, Eric Allison (“Allison”), the Principal Shareholder of Pulse Healthcare Staffing, Inc., filed suit against us and others in connection with the acquisition, alleging, in part, that the Company had not paid all amounts due in connection with the acquisition.

On January 31, 2005, the parties reached an amicable resolution of the dispute. The terms of the resolution include, in part, (a) monthly payments to Allison totaling an aggregate of $3,500,000, which payments are subject to certain contingent deductions and have been or will be made as follows: $500,000 was paid on January 31, 2005; $750,000 was paid on February 25, 2005; $500,000 was paid on March 25, 2005; $500,000 by April 25, 2005; $500,000 by May 25, 2005; $500,000 by June 25, 2005; and $250,000 by August 25, 2005; (b) the payment to Allison of 1,850,000 shares of our restricted common stock; and (c) the payment to a former employee of Pulse of 250,000 shares of our restricted common stock. The suit has been dismissed and we admitted no liability in connection with the dispute.

Crusader Investments, LLC Matter. On February 17, 2005, we filed a lawsuit against Crusader Investments, LLC, in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned World Health Alternatives, Inc. v. Crusader Investments, LLC, No. GD05-004159, based, in part, on Crusader Investment’s failure to perform its obligations in connection with its agreement to act as an “advisor” to us in connection with certain merger and acquisition activities.

Following its receipt of service of our lawsuit, Crusader Investments assigned its rights under the agreement with us to Transaction Advisory Services, LLC (“Crusader/TAS”), which then initiated a lawsuit against us pursuant to a Summons with Notice filing in the Supreme Court of the State of New York, County of Suffolk, captioned Transaction Advisory Services, LLC v. World Health Alternatives, Inc., Index No. 05778, on March 11, 2005. In that action, Crusader/TAS alleges that we breached an agreement with Crusader Investments pursuant to which Crusader Investments was to serve as our exclusive financial advisor with respect to our merger, acquisition and related capital-raising transactions. The lawsuit seeks compensatory damages of not less than $2.2 million, costs and attorneys’ fees. We intend to defend ourselves vigorously against this lawsuit. Because the matter is still in its early stages, we are unable to predict its outcome or reasonably estimate a range of possible loss.

Generally. We are subject to various claims and legal actions in the ordinary course of our business, which matters may include professional liability issues, contract disputes, payroll and employee-related matters and inquiries by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Generally. Our common stock has traded on the OTC Bulletin Board since June 26, 2003, under the symbol “WHAI”. The following table sets forth, for the periods indicated, the high and low bids as reported by the OTC Bulletin Board. The prices in the table may not represent actual transactions. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not be reflective of actual transactions.

	High	Low
2003
Second Quarter	$1.90	$1.70
Third Quarter	$2.20	$0.54
Fourth Quarter	$1.45	$0.58

2004
First Quarter	$1.99	$1.15
Second Quarter	$3.65	$1.93
Third Quarter	$3.50	$2.02
Fourth Quarter	$4.84	$2.98

As of March 31, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $3.25.

As of March 31, 2005, there were approximately 481 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

Dividends. We have never paid or declared cash dividends on our common stock. We currently intend to use available cash from operations in the operation and expansion of our business or to retire debt. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. Management and the Board of Directors do not anticipate the payment of cash dividends within the foreseeable future.

Private Placement Transactions. Below are descriptions of the private placement transactions that we completed in December 2003 and 2004.

•	December 24, 2003 Equity Transaction

On December 24, 2003, we sold to Barron Partners, LP and certain investors (“Investors”) an aggregate of 2,750,000 shares of our common stock at $0.60 per share, for an aggregate purchase price of $1,650,000 (“Investment Shares”). In connection with this transaction, we also issued to the Investors three types of warrants, all of which expire five years from the date of issuance. The Investment Shares and the Warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (“Securities Act”).

The first series of warrants (the “First Warrants”) provided the Investors the right to purchase up to 3,333,300 shares of our common stock. The First Warrants had an exercise price of $0.60 per share, resulting in proceeds of $2,000,000 to us upon their full exercise. We could call, for $0.001 per warrant, the First Warrants if the average price of our common stock was 122% of the exercise price for twenty consecutive trading days and we had a registration statement effective for the same twenty consecutive trading days. The First Warrants contained a put provision providing that, if at any time prior to April 22, 2004 we enter into a definitive purchase agreement with a company that meets certain predefined criteria stated therein, we may require the Investors to exercise the First Warrants in whole.

The second series of warrants (the “Second Warrants”) provided the Investors the right to purchase 1,000,000 shares of our common stock. The Second Warrants had an exercise price of $1.50 per share, resulting in proceeds of $1,500,000 to us upon their full exercise. We may call, for $0.001 per warrant, the Second Warrants if the average price of our common stock exceeds 125% of the exercise price for twenty consecutive trading days and a registration statement that registers the shares underlying the Second Warrants for resale has been declared and remains effective for the same twenty consecutive trading days.

The third series of warrants (the “Third Warrants” and, together with the First Warrants and Second Warrants, the “Warrants”) provided the Investors the right to purchase 1,000,000 shares of our common stock. The Third Warrants have an exercise price of $2.00 per share, resulting in proceeds of $2,000,000 to us upon their full exercise. We may call, for $0.001 per warrant, the Third Warrants if the average price of our common stock exceeds 125% of the exercise price for twenty consecutive trading days and a registration statement that registers the shares underlying the Third Warrants for resale has been declared and remains effective for the same twenty consecutive trading days.

In connection with this transaction, we entered into a registration rights agreement. That agreement, in part, provided certain registration rights to the Investors, established payments to them based on a percentage of the purchase price of the Investment Shares and Warrants if certain registration obligations are unmet and contained customary cross-indemnification covenants between us and the Investors. We were required to cause the registration statement to become effective by August 24, 2004. In October 2004, our registration statement covering these shares was declared effective.

In conjunction with the aforementioned financing, we redeemed 1,375,000 common shares each from Marc Roup and Richard McDonald, executive officers of the Company at that time, in connection with the 2,750,000 common share issuance. We did not and will not provide any consideration or compensation to Messrs. Roup and McDonald in return for the redemption of their common stock.

We utilized the proceeds from the sale of our common stock for general business purposes, debt restructuring and to fund our acquisition of certain assets of Superior Staffing Solutions, Inc. The finder’s fee associated with this transaction was $75,000.

During 2004, Barron Partners and certain investors who were parties to the December 24, 2003 private placement acquired an aggregate of 5,333,330 shares of our restricted common stock by exercising all of the aforementioned warrants for a total investment of $5,500,000. Included in that total was the acquisition of 4,266,640 shares of our common stock by Barron Partners, LP, the lead investor in the December 24, 2003 private placement. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in us, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

•	January 22, 2004 Equity Financing

On January 22, 2004, we sold to certain investors an aggregate of 2,000,000 shares of our common stock at $1.00 per share, for an aggregate purchase price of $2,000,000. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in us, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

•	January 30, 2004 Equity Financing

On January 30, 2004, we sold to Guerrilla Partners L.P. an aggregate of 100,000 shares of our common stock at $1.00 per share, for an aggregate purchase price of $100,000. The finder’s fee associated with this transaction was $62,000, with the offset against Additional Paid in Capital. The financing also provided the Investors with warrants, which expire five years from their issuance, to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share, resulting in proceeds of $100,000 to us upon its full exercise. In December 2004, warrants for 20,000 shares of our common stock were exercised, resulting in proceeds of $20,000 to us. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in us, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

•	August 4, 2004 Equity and Debt Financing

Effective August 4, 2004, we closed on an $11 million financing transaction with a group of private investors (“Investors”). The financing consisted of two components: (a) an equity portion for $4,317,500 and (b) a debenture portion for $6,682,500. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in us, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

For the equity portion, we issued units consisting of 2,158,750 shares of common stock and Warrants to purchase 647,625 shares of common stock with an aggregate purchase price of $4,317,500. Upon closing on the Stock Purchase Agreement between us and the Investors, we issued 2,158,750 shares of our common stock at $2.00 per share for an aggregate purchase price of $4,317,500. Additionally, we provided the Investors with a Warrant to purchase shares of our common stock. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in us, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated.

The Warrant provided for the Investors to purchase an aggregate of 647,625 shares of our common stock. The Warrants, which expire five years from the date of issuance, have an exercise price of $3.50 per share, resulting in aggregate proceeds of $2,266,687 to us upon their exercise. We may call each Warrant, for $0.001 per warrant, if the average price of our common stock is 150% of the exercise price for twenty consecutive trading days and we have a Registration Statement effective for the same twenty consecutive trading days. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in us, it had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated. In October 2004, our registration statement covering these shares was declared effective.

For the debenture portion, we issued units consisting of debentures and warrants to purchase shares of common stock with an aggregate purchase price of $6,682,500. Upon closing on the Debenture Purchase Agreement between us and the Investors, we issued $6,682,500 of debentures with a 7 1/2% interest coupon. An escrow of $801,188 was provided at closing to ensure payment of prospective interest payments. As we make the required interest payments, funds will be released from the escrow. At our option, the interest may be paid in either cash or shares of our common stock. If we choose to pay any interest payment with shares of our restricted common stock, the price used to determine the number of shares to be issued is the lesser of $2.15 per share or 90% of the twenty prior days volume weighted average stock price. The debentures are convertible into shares of our common stock at a conversion price of $2.15 per share, which would result in the issuance of 3,108,139 shares of our common stock if all debentures are converted. We can force the conversion of the debentures into shares of our common stock if the average closing price of our shares of common stock on the trading market on which the common stock is then listed for trading exceeds 200% of $2.15 per share for twenty consecutive trading days and we have a registration statement effective for the same twenty consecutive trading days. In October 2004, our registration statement covering these shares was declared effective. If the debentures are not converted into our restricted common stock, they mature on August 4, 2007. Additionally, we provided the Investors with a Warrant to purchase shares of our common stock.

The Warrant provides the Investors with the right to purchase an aggregate of 932,442 shares of our common stock. The Warrant, which expires five years from the date of issuance, has an exercise price of $2.596 per share, resulting in proceeds of $2,420,619 to us upon their exercise. Additionally, we provided the investment banker for the transaction with a warrant to purchase 167,062 shares of our common stock at the aforementioned terms.

Of the total proceeds from the issuance of the debenture, $2,012,091 was allocated to the warrants associated with the debenture as the estimated fair value and $2,113,535 was allocated to the conversion feature associated with the debenture and classified as additional paid in capital. The amount allocated to the conversion feature and warrants will be accreted back to the debentures over the shorter of the period until conversion of the debenture or three years, which is the life of the debenture, utilizing the effective interest method. Interest expense recognized related to this transaction was $137,403 for the three and nine months ended September 30, 2004.

We utilized the proceeds from the August 2004 sale of our common stock and Debenture to retire certain outstanding long-term debt, including certain obligations stemming from our acquisition of Pulse Healthcare Staffing, Inc.

Between October 1, 2004 and November 8, 2004, the debenture holders that were parties to the August 4, 2004 financing transaction converted all $6,682,500 of debentures issued in the August 2004 financing into 3,108,140 shares of our common stock. As a result of the conversion of all of the debentures, we recognized $4,424,173 of non-cash interest expense in the quarter ending December 31, 2004 for the accretion of the debentures to face value. The conversion resulted in an approximate $2.26 million increase to Stockholders’ Equity in the quarter ending December 31, 2004.

Between November 15 and 18, 2004, debenture holders from the August 4, 2004 financing transaction acquired an aggregate of 932,442 shares of our restricted common stock by exercising warrants repriced to a $2.15 per share exercise price, for a total investment of $2,004,750.

•	October 22, 2004 Debt Financing

Effective October 22, 2004, we closed on a financing transaction with a group of private investors (“Investors”) of up to $11,825,000. The financing consisted of two components: (a) $11,825,000 Principal Amount of Debentures, at an interest rate of 7% per annum and (b) Warrants registered in the name of each Investor to purchase up to a number of shares of our common stock equal to 25% of such Investor’s Subscription Amount divided by the Closing Price for our common stock on October 22, 2004 of $3.94. The Investors have the right to purchase an aggregate of 754,913 shares of our restricted common stock. The Warrants have an exercise price of 105% of the average of our five Closing Prices for the five business days prior to October 22, 2004, resulting in an exercise price of $4.425 per share. The Warrant, which expires three years from the date of issuance, results in proceeds of $3,092,557 to us upon its exercise.

We have the sole right for the first 120 days to redeem the debenture for cash only with no issuance of equity, otherwise the debenture matures on October 22, 2005. Subsequent to the 120-day period, at the option of the holder, the debentures are convertible into shares of our common stock at a conversion price of $2.15 per share, which would result in the issuance of 3,953,488 shares of our common stock if all debentures are converted.

The shares of common stock underlying the securities sold in this financing will be registered for resale on a registration statement to be filed by us if such shares are to be issued in accordance with the agreements and we have not converted the debenture for cash during the first 120 days.

Of the total proceeds from the issuance of the debenture, $1,705,449 was allocated to the warrants associated with the debenture as the estimated fair value and $6,196,716 was allocated to the conversion feature associated with the debenture and classified as additional paid in capital. The amount allocated to the conversion feature and warrants was to be accreted back to the debentures over the shorter of the period until conversion of the debenture or one year, which is the life of the debenture, utilizing the effective interest method. Interest expense recognized related to this transaction was $1,471,632 for the three months and year ended December 31, 2004.

On December 15, 2004, the debenture holders converted $6,684,888 of debentures issued into 2,228,296 shares of our restricted common stock, at a conversion price of $3.00 per share. The remaining debentures of $5,149,250 were redeemed at a 12% premium, as required by the debenture agreement, resulting in a $5,767,160 payment. As a result of the conversion of all of the debentures, we recognized $4,534,674 of non-cash interest expense in the quarter ending December 31, 2004 for the accretion of the debentures to face value and a $555,176 loss on debt extinguished relating to the debentures redeemed.

We utilized the proceeds from the October 2004 sale of our Debentures to retire the debentures issued in the August 2004 financing and to provide a portion of the funding for the Travel Nurse Solutions, Inc. and J&C Nationwide, Inc. acquisitions.

•	December 15, 2004 Equity Financing

Effective December 15, 2004, we closed on a financing transaction with a group of private investors (“Investors”) of up to $11,825,000. The financing consisted of two components: (a) 12,823 shares of Series A Convertible Preferred Stock with a principal amount of $12,823,000, at a dividend rate of 8% per annum and (b) Warrants registered in the name of each Investor to purchase up to a number of shares of our common stock equal to 25% of such Investor’s Subscription Amount divided by the subscription amount of $3.00 per share. The Investors have the right to purchase an aggregate of 1,068,583 shares of our restricted common stock. The Warrants have an exercise price equal to the closing price of our common stock on the day prior to the closing ($3.86). The Warrant, which expires five years from the date of issuance, results in proceeds of $4,124,730 to us upon its exercise. The dividends are cumulative until December 31, 2006, and will be paid from an escrow established at closing if the Investors elect to be paid in cash. Under certain circumstances, the Investors may elect to be paid in shares of our common stock.

The Preferred Stock is convertible into shares of our common stock at a conversion price of $3.00 per share, which would result in the issuance of 4,274,333 shares of our common stock if all preferred stock is converted.

The shares of common stock underlying the securities sold in this financing will be registered for resale on a registration statement to be filed by us if such shares are to be issued in accordance with the agreements.

We used the proceeds from this financing transaction to satisfy the outstanding obligations underlying the Debentures arising from the financing arrangement entered into on October 22, 2004.

Of the total proceeds from the issuance of the Preferred Stock, $3,003,591 was allocated to the warrants associated with the debenture as the estimated fair value and $6,850,491 was allocated to the conversion feature associated with the preferred stock and classified as additional paid in capital. The amount allocated to the conversion feature and warrants was immediately accreted back to the preferred stock as the preferred stock is immediately convertible into the Company’s common stock. A preferred stock dividend of $10,576,320 was recognized related to this transaction for the three months and year ended December 31, 2004.

Other expense recognized related to this transaction was 1,612,688 for the three months and year ended December 31, 2004 for mark to market accounting relative to the redemption and conversion features of the preferred stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See the “Forward-Looking Statements” discussion set forth in Part I of this Annual Report on Form 10-KSB.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or other change in condition of the Company’s business, that the Company’s Chief Executive Officer and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

Overview

We are a provider of healthcare staffing services to hospitals and other healthcare facilities. We operate our nurse and allied healthcare staffing operations under the name World Health Staffing and our physician or “locum tenens” staffing under the name JCNationwide. We also provide a limited amount of support services staffing and information technology staffing for clients in the healthcare industry and other industries. We deliver to our clients timely and flexible staffing solutions through either temporary or permanent placements of healthcare personnel. Our integrated staffing services are designed to meet all of our clients’ staffing requirements and include interviewing, screening and selecting our clients’ prospective staff. These services enable our clients to optimize their staffing needs in a flexible and timely manner while decreasing overall staffing costs. We currently provide our healthcare staffing services through seventeen branch offices located throughout the United States and we are continually seeking to expand our presence in other regions.

We typically provide staffing for nurses, allied health personnel and physicians to our clients on a travel or per diem basis. Travel staffing generally provides staffing on a contract, fixed-term basis for time periods that are typically thirteen weeks long, but can range from several weeks to one year. Per diem staffing generally provides healthcare personnel for assignments of a single shift to thirteen weeks. Pursuant to our staffing assignment contracts, we give our clients the option of hiring our healthcare personnel as their own employees. Additional staffing services that we provide to our clients include candidate search services, whereby we locate candidates for immediate permanent employment with our clients and a payrolling service called the “$2.00 Employee Program”, pursuant to which we place on our payroll, for $2.00 per hour above all costs of employment, a candidate who typically has been chosen by and is working for the client.

For the year ended December 31, 2004, our healthcare staffing operations represented 98% of our sales revenues, which totaled $40,340,000, representing an increase of 992% over the prior year total of $3,693,000. Gross profit for the year ended 2004 reached approximately $10,243,000, which was a 540% increase over the total in 2003. The increase in sales revenues was due primarily to the six companies we acquired in 2004 and due to cross-selling opportunities generated by our significantly increased geographic coverage and service offerings.

During 2004, we directly placed or assisted in the placement of approximately 7,500 healthcare professionals. We derive our nurse, allied healthcare and physician staffing revenue primarily from acute care hospitals, including community hospitals, teaching institutions, and trauma centers, private physicians’ practices, surgical and ambulatory care centers, nursing homes, pharmacies, medical clinics and insurance companies located in or near metropolitan areas. Currently, approximately 80% of our clients are acute care hospitals, clinics and surgical and ambulatory care centers.

In 2005, we intend to continue integrating the operations acquired during 2004 and to achieve the operating efficiencies available to a company of our size and geographic coverage.

We will seek to capitalize on opportunities in the healthcare staffing market by providing actual solutions to our clients’ staffing problems, not merely temporary “fixes.” Although a temporary placement of a nurse or other candidate may momentarily alleviate a chronic staffing need, we believe that healthcare facilities may begin seeking value-added services for their personnel investments of time and money in the form of an actual solution to their personnel shortages. We intend to meet such a need by alleviating the temporary staffing problem with a candidate who is also qualified to remain with the client on a long-term basis, thereby solving the underlying personnel problem.

History

On February 20, 2003, we completed our acquisition of 100% of the outstanding common stock of Better Solutions, Inc. (“Better Solutions”), a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania that provided local allied and nursing healthcare staffing services from offices in Pennsylvania, Ohio and Florida, from its two shareholders, Richard E. McDonald and Marc D. Roup. Better Solutions operated as a Pennsylvania limited partnership under the name Symtech Consulting L.P. from December 1999 until August 30, 2000, when it was incorporated in the state of Pennsylvania. In exchange for their stock in Better Solutions, we provided to Messrs. McDonald and Roup 33 million newly issued shares of our common stock, which represented approximately 82% of our common stock. As a result of the transaction, Better Solutions became our wholly owned subsidiary. In addition, a change in the voting control of our common stock occurred, our previous officers and directors resigned all positions held with us, and Messrs. McDonald and Roup became our sole officers and directors at that time. Prior to this transaction, we did not engage in the healthcare staffing business. This transaction was treated as a recapitalization of World Health Alternatives, Inc. Accordingly, the results of Better Solutions’ operations were combined with ours and were included in our consolidated financial statements for the years ended December 31, 2002 and 2003.

Our business has grown significantly since December 2003, in part through our acquisition of other staffing operations. We completed our first acquisition on December 22, 2003, by acquiring substantially all of the assets of Superior Staffing Solutions, Inc., a per diem nurse staffing company located in Pittsburgh, Pennsylvania. In April 2004, we acquired the stock of Pulse Healthcare Staffing, Inc., a travel nurse staffing company located near Sacramento, California. In May 2004, we acquired substantially all of the assets of Care For Them, Inc., a per diem nurse staffing company located near Boston, Massachusetts. In June 2004, we acquired substantially all of the assets of Curley & Associates, LLC, a travel allied staffing company located near Orlando, Florida. In October 2004, we acquired substantially all of the assets of Travel Nurse Solutions, Inc., a travel nurse staffing company located in Birmingham, Alabama. In November 2004, we acquired substantially all of the assets of J&C Nationwide, Inc., a physician or “locum tenens” staffing company located in Atlanta, Georgia. In December 2004, we acquired substantially all of the assets of Parker Staffing Services, Inc., a medical, administrative and professional staffing company located in Seattle, Washington.

Revenue

We derive revenue principally from four sources:

•	Contract Placement Fees: We charge an hourly rate for all temporary placements. These hourly rates may vary depending on the position, the candidate’s qualifications, length of the assignment and the current market demands. Our temporary placement fees generally range from $18 to $210 per hour. Contract placement fees represented approximately 94% of our revenues for the year ended December 31, 2004.

•	Conversion Fees: We charge our clients a conversion fee when they hire our candidates permanently following a contract placement for a specified period of time. Our conversion fees are based on a percentage (generally 20%) of the individual’s initial annual salary. That percentage, however, typically is reduced based on the number of hours the candidate has billed once the term of the contract placement has exceeded approximately six months. Our conversion fees generally range from $2,000 to $40,000 per placement.

•	Permanent Placement Fees: We charge a permanent placement fee when a client hires our candidate on a permanent basis. The permanent placement fee is based on the candidate’s initial annual salary. Our permanent placement fees generally range from $2,000 to $12,000 per placement. Permanent placement fees and conversion fees together represented approximately 6% of our revenues for the year ended December 31, 2004.

•	“$2.00 Employee” Fees: We charge an hourly rate equal to $2.00 plus all of the costs that we incur in connection with employing that candidate (i.e., hourly wage, benefits, insurance and taxes). These fees and costs in the aggregate generally range from $6,500 to $13,000 per month. Such fees represented less than 1% of our revenues for the year ended December 31, 2004.

Approximately 80% of our revenues are derived from the placement of healthcare professionals for a term of employment exceeding 13 weeks.

We execute contracts with our clients in connection with practically all of our healthcare staffing placements. Our contracts establish the hourly rate that the client will pay for a candidate’s services, which rate is based on a profit percentage above the costs we incur in having the candidate on our payroll as our employee or the costs we incur in paying the candidate as an independent contractor. The contracts also state the length of a candidate’s assignment, the duties that the candidate is expected to perform, the terms pursuant to which the client could hire the candidate on a permanent basis, and billing and payment terms. We bill our clients on a weekly basis and receive payment from them directly.

Because our clients pay us directly for our services, we do not receive any of our revenues from Medicare or Medicaid reimbursements or any other similar state or federal reimbursement programs or third party payors. Additionally, our client contracts typically include provisions limiting our liability in connection with the candidate’s activities and requiring payment within a thirty-day period.

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

Our costs of sales include the costs of employing the healthcare personnel or the independent contractors who we provide to our clients. Temporary contract candidates and employees under the “$2.00 Employee” Program are hourly employees of ours. However, the physicians and certain other specialties that we place are independent contractors. We pay them an hourly rate and, if they are our employees, assume all of the employee costs associated with them, including payroll taxes, benefits and professional liability and workers compensation insurance. Accrued compensation and cost of sales includes accruals for employees’ time worked but not yet paid.

Our selling, marketing and administrative expenses include such expenses as the costs associated with our internal employees (including benefits such as health care), the costs associated with opening a new office in Portland, Oregon, advertising costs, office lease payments, interest expense, bad debt expense, legal and accounting expenses, utilities, office supplies, licensing, certain insurance costs, and travel expenses.

Our healthcare staffing revenue and earnings are impacted by the relative supply of and demand for nurses and other healthcare personnel at healthcare facilities. We rely significantly on our ability to recruit and retain nurses and other healthcare personnel who possess the skills, experience and credentials necessary to meet our clients’ specified requirements. Shortages of qualified nurses, physicians and other healthcare personnel could limit our ability to fill open assignments and grow revenue and income. Shortages could also lead those seeking healthcare personnel to offer increased wages and other benefits as inducements. If we do not offer competitive terms, we could face difficulty attracting and retaining qualified healthcare personnel. If, on the other hand, we do raise wages and benefits but are unable to pass the additional costs along to our clients, our margins and profitability could decline.

The relative demand for our services at clients’ facilities may also affect our business’ profitability. Fluctuations in patient occupancy at our client’s hospitals and healthcare facilities are unpredictable and may adversely affect the demand for our services, reduce our revenues and prevent us from being profitable.

Our business is subject to extensive regulation by numerous government authorities. These complex federal and state laws and regulations govern, among other things, the licensure of certain healthcare professionals such as nurses and physicians, the payment of our field employees and the operations of our business generally. Future federal and state laws and regulations may require us to change our business practices. If we fail to comply with them, we could suffer criminal and/or civil penalties. Moreover, compliance with all of the applicable laws and regulations require the utilization of a significant amount of our resources and those of our clients. This drain on our clients’ resources, in turn, may lead to a reduction in the demand for our services.

Legislative action that may positively affect demand for our services include new legislation affecting nurse to patient ratios and/or prohibiting mandatory nurse overtime. For instance, the California Safe Hospital Staffing law went into effect January 1, 2004. That law requires California hospitals to have enough nurses to provide each patient with safe and quality care. These ratios, which have phased-in implementation dates of January 1, 2004, 2005, and 2008, set a cap on the number of patients for whom any single nurse can be responsible. Certain state governmental actions occurred that may keep ratios at 2004 levels until 2008 rather than constrict them, as initially established in the legislation. The outcome of this matter is currently unresolved. In 2004, Florida, Hawaii, Massachusetts, Rhode Island and Washington introduced legislation that would require healthcare facilities to develop nurse staffing plans and/or nurse to patient ratios. In prior years, Nevada, Texas, Oregon, Kentucky and Virginia adopted similar legislation that has not yet been implemented. Legislation was enacted in 2004 in West Virginia and Connecticut prohibiting or limiting the use of mandatory nurse overtime. Additionally, there are over 15 states that are considering or have also enacted legislation pertaining to the ratio of nurses to patients.

State governments have also sought to control healthcare costs through legislation. For instance, Massachusetts has implemented a regulation that limits the hourly rate that is billable by and payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurse’s aides. Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Such legislation could negatively impact our business, revenues and margins.

The healthcare staffing industry is highly competitive and operates in a market composed of national, regional and local firms. We compete with these firms to attract nurses and other healthcare professionals as employees and independent contractors and to attract hospitals and other healthcare facilities as clients. We believe that our competitors have substantially longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than we have. These advantages could negatively affect our revenues and our ability to grow our business.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Sales. Sales for the year ended December 31, 2004 increased by 992% to $40,339,739 from $3,693,337 for the year ended December 31, 2003. The increase was primarily due to the acquisitions of Pulse Healthcare Staffing, Inc., Care For Them, Inc., Curley and Associates, LLC, Travel Nurse Solutions, Inc. and J&C Nationwide, Inc., which occurred in April 2004, May 2004, June 2004, October 2004 and November 2004, respectively, and the Superior Staffing Solutions, Inc. acquisition, which occurred in late December 2003.

Gross Profit. Gross profit is total sales less cost of sales. Gross profit excludes general corporate expenses, financial expenses and income tax. For the year ended December 31, 2004 and 2003, respectively, our gross profit was $10,242,997 and $1,599,794, which represented a 540% gross profit increase. The increase in gross profit is primarily due to the aforementioned acquisitions. Gross profit as a percentage of sales decreased to 25.4% for the year ended December 31, 2004, from 43.3% for the year ended December 31, 2003. The 17.9% gross profit decrease as a percentage of sales is attributable to the new mix of pricing strategies throughout the Company. We did not provide many of the current service offerings in the prior year.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $10,730,422 from $1,481,521 for the year ended December 31, 2004 and 2003, respectively, representing a 624% increase. The primary reason for the increase was the aforementioned acquisitions, which resulted in the related overhead costs from those operations in the current year. The Company’s overhead expenses included $1,809,308 of non-cash amortization expenses of the intangible assets created by the aforementioned acquisitions and a charge of $170,399 for the issuance of our restricted common stock to employees and non-employee directors for prior service. Exclusive of the aforementioned expenses, overhead expenses would have increased 491%, which is less than the percentage growth for sales as compared to the prior year, as the Company was able to achieve economies of scale from its newly enlarged operating structure. The prior year included $130,000 in expenses for services associated with the merger with Better Solutions, Inc., consummated in February 2003, and approximately $94,000 of legal and accounting costs associated with the aforementioned merger and Securities and Exchange Commission filings.

Operating Income. Operating income decreased by $605,698 or 512% to an operating loss of $487,425 for the year ended December 31, 2004 from an operating income of $118,273 for the year ended December 31, 2003. The decrease in the operating profit was a direct result of the aforementioned significant increase in gross profit offset by increases in selling, marketing and administrative expenses, which included $1,809,308 of non-cash amortization expenses of the intangible assets created by the recent acquisitions and a charge of $170,399 for the issuance of restricted common stock of the Company to employees and non-employee directors for prior service.

Interest Expense. Interest expense increased to $12,396,078 from $152,050 for the year ended December 30, 2004 and 2003, respectively. This 8053% increase in interest expense is due to: (a) non-cash interest of $10,862,032 for the accretion of the conversion feature and discount on the convertible debentures issued in August 2004 and October 2004; (b) non-cash amortization of prepaid loan costs of $102,155; (c) interest on the notes payable issued as part of the Company’s acquisition agreements; (d) interest on the Company’s existing debt; and (e) additional use of the Company’s factoring arrangements to factor the accounts receivable acquired from the recent acquisitions. Exclusive of the aforementioned non-cash interest, interest expense would have been $1,431,891, an increase of 842%.

Other Income (Expense). The current year’s other income included a $234,274 gain on the extinguishment of debt related to financing received and retired in the fourth quarter of 2004 and a $555,176 loss on the extinguishment of debt related to convertible debentures issued in October 2004. Additionally, other expense included $1,612,688 relative to the mark to market of the redemption feature contained in the preferred stock of $812,123 and the mark to market of the beneficial conversion feature contained in the preferred stock of $800,565.

Income Taxes. Our provision (benefit) for income taxes was $-0- in 2004 and $(1,516) in 2003. The zero income tax provision in the current year was due to the loss in the current period. The 2003 benefit includes a $27,000 federal benefit from the reversal of income taxes provided in 2001 and $25,484 of federal and state income taxes expense relating to 2003. The 2003 year provision was required as the consolidated entity had earnings for the ten and one-half month period in 2003 subsequent to the acquisition of Better Solutions, Inc. Better Solutions (the S Corporation) had a loss for the one and one-half month period prior to its acquisition by us. The shareholders of Better Solutions received the benefit of that loss when they filed their income tax returns for 2003.

Liquidity and Capital Resources

Year Ending December 31, 2004. During the year ended December 31, 2004, the Company’s cash increased by $695,522 to $928,135. Cash provided by financing activities of $28,324,847 was partially offset by cash utilized by investing activities of $22,784,980 and cash utilized by operating activities $4,844,345.

Cash provided by financing activities include the proceeds from five private placements of the Company’s securities for $31,149,373, including two private placements of common stock in January 2004 for $1,645,572, which was net of $454,428 of costs incurred in connection with the private placements, $8,982,619 of net proceeds from the August 2004 private placement of securities consisting of a common stock portion and a convertible debenture portion, which were net of $780,244 of costs incurred in connection with this private placement, net proceeds of $10,304,990 from the October 2004 private placement of convertible debentures, which were net of $688,510 of investment banking fees, and $10,216,192 net proceeds from the December 2004 private placement of Series A convertible preferred stock, which was net of $684,012 of investment banking fees. Additionally, the Company received cash from financing activities of $6,964,355 from the exercise of warrants issued in connection with the private placements in December 2003, January 2004 and August 2004, which were net of $560,375 of investment banking fees, $3,241,798 relative to the Company’s cash overdraft whereby the Company had written checks that had not cleared its financial institutions at December 31, 2004, $3,010,420 of net advances from a related party to fund operations, a net $2,777,254 increase in amounts due to factors and $4,922,976 of proceeds from the issuance of notes payable and short-term loans. These cash inflows were partially offset by a total of $17,974,169 of payments on notes payable which primarily included the initial payment of $1,585,000 due to Superior Staffing made in January 2004, $591,940 of payments on a notes payable assumed by the Company as part of the Superior Staffing acquisition, a $340,396 payment to pay off the note payable assumed as part of the Care For Them acquisition and a total of $9,186,160 of payments made relative to the Pulse Healthcare Staffing acquisition subsequent to the closing, $1,250,520 of payments relative to the CurleyMed acquisition subsequent to the closing, the repayment of $1,170,513 on a line of credit assumed in the Travel Nurse Solutions acquisition, the repayment of a $1,320,000 short-term loan and the $2,106,182 repayment of a bridge loan. Additionally, $5,767,160 was paid to redeem the portion of the October 2004 debentures not converted into restricted common stock of the Company.

Cash utilized by investing activities included $22,396,356 for the acquisitions of Pulse Healthcare Staffing, Care For Them, CurleyMed Staffing, Travel Nurse Solutions, J&C Nationwide and Parker Services, which occurred in April 2004, May 2004, June 2004, October 2004, November 2004 and December 2004, respectively. This cash usage is net of $79,947 of cash acquired with the stock purchase of Pulse Healthcare Staffing. Additionally, $211,124 of cash was used for the purchase of property, plant and equipment and a $177,500 increase deferred costs relating to a financing consummated in February 2005.

Cash used by operating activities totaled $4,844,345 in the year ended December 31, 2004. These cash outflows included an increase in accounts receivable of $1,711,390 primarily due to operations acquired in the second and fourth quarters of 2004, a $258,378 increase in other current assets, a $18,190 decrease in accrued income taxes payable for payments made in the current year, a $2,435,391 decrease in accounts payable, a $293,378 decrease in accrued liabilities related to the timing of payments, a gain of $234,274 from the extinguishment of debt related to financing received and retired in the fourth quarter of 2004 and the loss of $14,811,651. These cash outflows were partially offset by cash inflows, includinga $68,388 increase in the accrual for malpractice liability assumed in our acquisition of J&C Nationwide, $170,399 of restricted stock issued to employees and non-employee directors for services, $2,045,929 of depreciation and amortization, a $555,176 loss on the redemption of the October 2004 debentures converted and redeemed in December 2004, $1,612,688 for the mark to market adjustment relative to the preferred stock for the redemption and beneficial conversion features and $10,465,727 for the accretion of the discount on the convertible debentures issued in August 2004 and October 2004.

Year Ending December 31, 2003. During the year ended December 31, 2003, our cash and cash equivalents increased to $177,699 at December 31, 2003 from $64,864 at December 31, 2002. The increase in cash and cash equivalents in 2003 was attributable to cash provided by financing activities of $1,790,285, partially offset by cash utilized in operating activities of $110,984 and cash utilized for investing activities of $1,566,466 relating to the acquisition of Superior Staffing.

Cash used by operating activities during the year ended December 31, 2003 totaled $110,984. Cash outflows included a $37,819 increase in accounts receivable to support a higher level of billings in the current year, a $147,794 increase in other current assets due to rental deposits required at the Cleveland, Ohio and Boca Raton, Florida offices and prepayments of our insurance, a $13,688 decrease in accounts payable, a $8,810 decrease of income taxes payable and the net loss of $31,578. These cash outflows were partially offset by cash sources including a $23,968 increase in accrued liabilities due to the timing of our payroll payments and a $7,294 increase in deferred income taxes.

Cash used by investing activities totaled $1,566,466, relating to the $1,500,000 payment made to Superior Staffing at the closing of the acquisition, $28,466 primarily for the purchase of property, plant and equipment to furnish our two new offices and $38,000 of deferred financing costs associated with our review of a number of potential acquisition targets.

Cash inflows from financing activities during the year ended December 31, 2003 were due to net proceeds of $1,575,000 from the private placement of 2,750,000 shares of our restricted common stock and net borrowings of $250,000 on our line of credit with PNC Bank which were partially offset by a net decrease of $34,715 in the amount due to our factor.

Revolving Line of Credit and Term Loan Agreement with Capital Source Finance, LLC. On February 14, 2005, the Company entered into a revolving credit, term loan and security agreement (the “Agreement”) with Capital Source Finance, LLC (the “Lender”) to refinance outstanding indebtedness and provide additional liquidity. Each of the Company’s subsidiaries is a co-borrower under the Agreement. The Agreement includes a term loan in the amount of $7,500,000 (the “Term Loan”) and a revolving credit facility with a maximum loan amount of $35,000,000 (the “Revolving Facility”). All of the assets of the Company and its subsidiaries secure the obligations under the Agreement, the Term Loan and the Revolving Facility.

Interest on the Term Loan accrues at an annual rate equal to the prime rate of interest plus 4.0%, and in no event less than 9.5%, and is payable monthly in arrears. Principal payments in the amount of $208,333.33 are due on the first day of each month, beginning on May 1, 2005. In addition, 50% of Excess Cash Flow (as defined in the Agreement) is required to be used to repay the outstanding principal balance of the term loan. Any remaining outstanding principal balance of the term loan is due and payable on February 14, 2008, the term loan maturity date.

Under the Revolving Facility, the Company may borrow an amount not to exceed the lesser of (i) $35 million and (ii) an amount equal to 85% of the Company’s eligible accounts receivables less an aggregate of $1.8 million in liquidity and debt service reserves, and any other reserves established from time to time by the Lender. Interest on amounts outstanding under the Revolving Facility accrues at an annual rate equal to the prime rate of interest plus 1.5%, and in no event less than 7.0%, and is payable monthly in arrears. The outstanding principal balance under the Revolving Facility is due and payable on February 16, 2008.

In connection with this transaction, the Company paid the Lender a commitment fee of $462,500, which will be amortized as additional interest over the term of the Agreement. In addition, the Company is required to pay a monthly unused line fee at the annual rate of 0.5% on the difference between the daily average amount of advances outstanding for the preceding month and $35 million.

The Agreement includes the following covenants as measured at the end of each month for the average of the three most recent calendar months: (a) the Company must maintain EBITDA (earnings before interest, taxes, depreciation and amortization) of not less than $3.5 million as of February 28, 2005 and increasing on a monthly basis to not less than $7.6 million as of December 31, 2005 and thereafter; (b) the Company’s senior leverage ratio (total senior debt to EBITDA) cannot exceed 1.8 to 1.0 as of February 28, 2005 and decreasing on a monthly basis to 1.0 to 1.0 as of September 30, 2005 and thereafter; and (c) the Company’s fixed charge coverage ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) must be not less than 1.5 to 1.0 as of February 28, 2005 and increasing on a monthly basis to 2.0 to 1.0 as of August 31, 2005 and thereafter. In addition, the Company’s collections of accounts receivable may not be less than $11.5 million for each calendar month through April 30, 2005, and increasing thereafter on a quarterly basis to monthly collections of not less than $15 million for October 2005 and thereafter. The Company is also required to maintain available cash, including amounts available for borrowing under the Revolving Facility, of not less than $1.5 million. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement.

The Company may terminate the Agreement at any time after February 16, 2007 by paying all outstanding indebtedness and any other payments due to the Lender and paying the Lender a termination fee of $850,000. The Company has granted the Lender a right of first refusal on future incurrences of secured debt financing, which right terminates six months after the termination of the Agreement.

Factoring Agreement with Advance Payroll Funding, Inc. Advance Payroll Funding, Inc. acts as our factor for the majority of our receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Advance Payroll Funding, Inc. include a flat rate of 1.2% for the first 10 days an account is outstanding. An additional fee of 0.60% is payable for each 10-day period that an account is outstanding after the initial 10 days. For the year ended December 31, 2004 and 2003, the factoring charge amounted to $764,541 and $0, respectively. Our obligations to Advance Payroll Funding, Inc. are collateralized by substantially all of our assets. Maximum funding under the Advance Payroll Funding, Inc. agreement is $10,000,000. The credit line is a ninety-day revolving line of credit with a 3.5% initial factoring charge. It is collateralized by the specific receivables against which the money was loaned. We may repurchase the factored receivables at any time before they are 90 days old, at which time we must repurchase them. The factoring agreement was refinanced with the proceeds from the financing consummated on February 14, 2005 with Capital Source Finance, LLC

As of December 31, 2004, we had $9,658,204 of customer receivables assigned to the factor providing the secondary credit facility.

Warrants. We have warrants to purchase 2,718,182 shares of our common stock outstanding at exercise prices ranging from $1.00 per share to $4.425 per share. Exercise of these warrants would provide us with cash inflow.

Contractual Obligations. The following table summarizes our existing contractual obligations for the years indicated.

	Payments Due
	2005	2006	2007	2008	2009	Thereafter
Long term debt obligations	$2,107,350	2,589,338	—	—	—	—
Capital lease obligations	195,290	198,820	105,881	21,601	—	—
Operating lease obligations	1,176,329	1,093,455	833,006	574,318	495,135	253,601
Purchase obligations	—	—	—	—	—	—
Preferred stock redemption liability	6,581,819
Other long term liabilities	33,742,596	—	—	—	—	—

Total	$43,803,384	$3,881,613	$938,887	$595,919	$495,135	$253,601

Other long-term obligations includes a related party loan of $3,010,420 from Richard McDonald, our President and Chief Executive Officer, $22,101,785 of short-term debt and $8,630,391 of secured financing from our factor.

Subsequent to December 31, 2004, a total of approximately $29.5 million of the payments due in 2005 were refinanced as follows: (a) approximately $24.2 million refinanced with the aforementioned agreement with Capital Source Finance and (b) approximately $5.3 million allegedly due to the former Principal Shareholder of Pulse Healthcare Staffing was adjusted pursuant to a settlement of a lawsuit to $3.5 million of payments during 2005 and the issuance of 2.1 million shares of our restricted common stock.

Acquisition Strategy in 2005

We intend to pursue an opportunistic acquisition strategy in 2005. In addition, we intend to focus on successfully integrating the six acquisitions completed in 2004. Should we become aware of an opportunity that would enhance our current client offerings or geographic base, we would consider pursuing such an acquisition if the terms of the acquisition would be favorable to us.

Liquidity

We believe that cash flows from operations and the current cash and cash equivalents and short-term investments will be sufficient to meet anticipated liquidity needs for our existing operations and outstanding debt obligations for fiscal year 2005. However, the underlying assumed levels of revenues and expenses may prove to be inaccurate. We may be required to finance any additional requirements within the next 12 months or beyond through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available they may not be on satisfactory terms. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. If we raise additional funds by issuing equity securities, dilution to existing shareholders will result.

Critical Accounting Policies

Generally. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for insurance, allowances for doubtful accounts, contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 2004, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

Valuation of Redemption and Beneficial Conversion Features of the Convertible Preferred Stock The accounting for the redemption value and beneficial conversion features embedded in our convertible preferred stock are determined in accordance with Financial Accounting Standards Board No. 133 (“Accounting for Derivative Instruments and Hedging Activities”). Fluctuation in the price of our common stock at the end of a reporting period will result in positive or negative adjustments to our income statement and non-cash preferred dividends. Depending upon the volatility of changes in our stock, these adjustments may be material.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 . The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. To date the Company has not issued stock options to employees, therefore, the potential impact that the adoption of SFAS 123R will not have a material effect on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (“SFAS 153”), an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions”. The amendments made by SFAS 153 are based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods after June 15, 2005. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

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

The majority of our debt, once we completed the refinancing in February 2005, is indexed to the prime rate of interest. A 1% increase in the prime rate would result in approximately a $250,000 per annum increase in interest expense, based upon the amount outstanding at the time of the February 2005 refinancing.

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

Accounting for Derivative Financial Instruments

The Company is currently in consultation with members of the Office of the Chief Accountant at the Securities and Exchange Commission (SEC) regarding the application of EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Financial Accounting Standards Board Statement No. 133 Accounting for Derivative Instruments and Hedging Activities to the redemption and conversion features of the preferred stock issued in December 2004. The accompanying financial statements as of December 31, 2004 and 2003, reflect the classification of these features of the preferred stock as embedded derivatives, subject to mark-to-market accounting with unrealized gains (losses) due to changes in the fair value of the financial instruments reflected in the Company’s statement of operations of $(1,612,688) include in other expense and a $6,581,819 preferred stock redemption liability included on the balance sheet at December 31, 2004. Resolution of the accounting treatment discussion between the Company and the SEC may result in a restatement of the 2004 financial statements and an amendment to this 10-KSB filing.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, which are attached to this annual report on Form 10-KSB beginning on page F-1, are incorporated herein by reference.

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

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), who also serves as our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period cover by this Annual Report on Form 10-KSB. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

We filed the following current reports on Form 8-K during the three months ended December 31, 2004:

•	Form 8-K filed on October 26, 2004 containing an Item 2.01-Acquisition or Disposition of Assets and Item 9.01 Financial Statements, Pro Forma Financial Information and Exhibits, disclosing the asset purchase of Travel Nurse Solutions, Inc. and indicating that the audited financial statements of Travel Nurse Solutions, Inc. and related pro formas of us and Travel Nurse Solutions, Inc. would be filed within sixty days.

•	Form 8-K filed on October 28, 2004 containing an Item 3.02 Unregistered Sale of Equity Securities, disclosing the private placement of our securities.

•	Form 8-K/A filed on November 15, 2004 containing an Item 2.01-Acquisition or Disposition of Assets and Item 9.01 Financial Statements, Pro Forma Financial Information and Exhibits and updating the Form 8-K disclosing the asset purchase of Curley and Associates filed on July 2, 2004.

•	Form 8-K/A filed on November 15, 2004 containing an Item 2.01-Acquisition or Disposition of Assets and Item 9.01 Financial Statements, Pro Forma Financial Information and Exhibits and updating the Form 8-K disclosing the stock purchase of Pulse Healthcare Staffing, Inc. filed on June 22, 2004

•	Form 8-K filed on November 22, 2004 containing an Item 2.02 Results of Operation and Financial Condition, discussing our earnings for the quarter ended September 30, 2004.

•	Form 8-K filed on January 3, 2005 containing an Item 3.02 Unregistered Sale of Equity Securities, disclosing the private placement of our securities.

On November 15, 2004, we signed an asset purchase agreement (the “Agreement”) with JCN Holdings, Inc. to acquire substantially all of the assets and certain liabilities of its subsidiary, J&C Nationwide, Inc., a physician staffing company that provides services throughout the Unites States under the trade name JCNationwide (“JCN”). JCN is based in Atlanta, Georgia, has offices in Utah and North Carolina, and has been in business over thirty years. In return for the assets, we provided 875,000 shares of our restricted common stock and assumed certain specified liabilities, including approximately $22,000,000 in notes payable. The Agreement also includes earn-out provisions pursuant to which we would issue up to an additional 875,000 shares of our restricted common stock if JCN meets certain earnings goals during the fiscal year ending December 31, 2005. We have retained JCN’s infrastructure and the majority of its management team and key employees. Its operations have been transferred into our wholly owned subsidiary, JC Nationwide, Inc.

PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 9.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 12.

ITEM 13. EXHIBITS

2.1	Asset Purchase Agreement made December 22, 2003, among Better Solutions, Inc., Superior Staffing Solutions, Inc., Craig Fusting, Charles Smith and Reginald Belden, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2004.

2.2	Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated April 30, 2004, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.1	Amendment Number One to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated May 19, 2004, incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.2	Amendment Number Two to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated May 28, 2004, incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.3	Pledge Agreement by and between World Health Alternatives, Inc. and certain shareholders of Pulse Healthcare Staffing, Inc., incorporated by reference to Exhibit 2.4 to Registrant’s Current Report on Form 8-K filed on June 3, 2004

2.2.4	Amendment Number Three to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated June 22, 2004, incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on November 15, 2004.

2.3	Asset Purchase Agreement among Curley and Associates, LLC, Noal Curley and Beth Curley and MedTech Medical Staffing of Orlando, Inc, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2004.

2.4	Asset Purchase Agreement among Better Solutions, Inc., World Health Alternatives, Inc, Travel Nurse Solutions, Inc and Certain Shareholders thereof, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 26, 2004.

3.1(a)	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.1(b)	Amendment to Articles of Incorporation dated September 27, 2002, incorporated by reference to Exhibit 3.1(i) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed on October 10, 2002.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.3	Articles of Share Exchange of World Health Alternatives, Inc. with Better Solutions, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

3.4	Executed Agreement and Plan of Share Exchange between World Health Alternatives, Inc. and Better Solutions, incorporated by reference to Exhibit 3.3 to Registrant’s Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form SB-2 filed on April 30, 2003.

4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form SB-2 filed on March 28, 2002.

4.2	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated December 24, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on January 14, 2004.

4.3	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated December 14, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8/K filed on January 5, 2004.

4.4	First Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.5	Second Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.6	Third Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.7	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.8	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.9	Stock Purchase Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.10	Registration Rights Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.11	Form of Stock Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.12	Form of Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.13	Form of Registration Rights Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2004

4.14	Form of Securities Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.15	Form of Registration Rights Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.16	Form of Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.17	Form of Securities Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on October 28, 2004.

4.18	Form of Stock Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on January 3, 2005.

10.1	Agreement with Amerisource Funding, Inc., incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.2	Agreement with PNC Bank, N.A., incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.3	Real property lease agreement between Penn Center Management Corporation and Better Solutions, Inc., incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.4	Revolving Credit, Term Loan and Security Agreement by and among WORLD HEALTH ALTERNATIVES, INC., a Florida corporation and BETTER SOLUTIONS, INC., a Pennsylvania corporation, JC NATIONWIDE, INC., a Delaware corporation, MEDTECH MEDICAL STAFFING OF NEW ENGLAND, INC., a Delaware corporation, MEDTECH FRANCHISING, INC., a Delaware corporation, WORLD HEALTH STAFFING, INC., a California corporation, and WORLD HEALTH STAFFING, INC., a Delaware corporation, and CAPITALSOURCE FINANCE LLC, a Delaware limited liability company. dated February 14, 2005, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2005.

14.1	Code of Business Conduct, incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB filed on April 20, 2004.

21.1	Subsidiaries of Registrant

24.1	Power of Attorney of John W. Higbee.

24.2	Power of Attorney of Frederick R. Jackson, Sr.

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 14.

World Health Alternatives, Inc.

Index to Consolidated Financial Statements

World Health Alternatives, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

World Health Alternatives, Inc.

We have audited the accompanying consolidated balance sheets of World Health Alternatives, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company is currently in consultation with members of the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) regarding the application of Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and Financial Accounting Standards Board Statement No. 133 Accounting for Derivative Instruments and Hedging Activities to the redemption and conversion features of the preferred stock issued in December 2004. The financial statements for the fiscal year ended December 31, 2004 (“2004 financial statements”) reflect the classification of these features of the preferred stock as embedded derivatives as more fully discussed in Note 2. Resolution of the accounting treatment discussion between the Company and the SEC may result in a restatement of the 2004 financial statements.

In our opinion, except for the effects on the 2004 financial statements of such adjustments, if any, as might be determined to be necessary depending on the resolution of the accounting treatment discussed in the preceding paragraph, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of World Health Alternatives, Inc. at December 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DASZKAL BOLTON LLP

Boca Raton, Florida

April 14, 2005

World Health Alternatives, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash	$928,135	$177,699
Accounts receivable-trade, net of allowance for doubtful accounts of $173,871 in 2004	20,249,101	1,357,358
Accounts receivable-other	88,212	75,000
Prepaid expenses	1,614,816	148,309

Total current assets	22,880,264	1,758,366

Property, plant and equipment, net	2,240,840	120,992

Intangible assets	16,293,616	3,231,793

Other Assets	177,500	38,000

Goodwill	59,003,202	152,207

Total assets	$100,595,422	$5,301,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$3,241,798	$—
Accounts payable	4,516,620	25,032
Related party loan	3,010,420	—
Secured borrowings from factors	8,630,391	242,101
Short-term notes payable	21,999,446	—
Accrued liabilities	2,930,918	189,190
Income taxes payable	—	18,190
Deferred income taxes payable	7,294	7,294
Preferred stock redemption liability	6,581,819	—
Current portion of notes payable and capital leases	2,302,640	1,874,601

Total current liabilities	53,221,346	2,356,408

Long Term Liabilities:
Notes Payable and capital leases, net of current portion	2,915,640	760,399
Malpractice liability	2,470,345	—

Total liabilities	58,607,331	3,116,807

Redeemable Series A Convertible Preferred stock, $1,000 par value; 13,000 shares authorized, 12,823 and -0- shares issued and outstanding at December 31 2004 and 2003, respectively	5,969,328	—
Shareholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value; 200,000,000 shares authorized, 44,099,450 and 23,638,243 shares issued and outstanding at December 31 2004 and 2003, respectively	4,410	2,364
Additional Paid In Capital	61,289,035	2,068,869
Retained earnings (deficit)	(25,274,682)	113,318

Total shareholders’ equity	36,018,763	2,184,551

Total liabilities and shareholders’ equity	$100,595,422	$5,301,358

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Years Ended December 31, 2004 and 2003

	2004	2003
Sales	$40,339,739	$3,693,337
Cost of sales	30,096,742	2,093,543

Gross profit	10,242,997	1,599,794
Selling, marketing, and administrative expenses	10,730,422	1,481,521

Operating income (loss)	(487,425)	118,273
Other income (expense):
Interest expense	(12,396,078)	(152,050)
Gain on extinguishment of debt	234,274	—
Loss on extinguishment of debt	(555,176)	—
Interest income	5,442	683
Other expense	(1,612,688)	—

Total other income (expense)	(14,324,226)	(151,367)

Net loss before income tax	(14,811,651)	(33,094)
Income tax expense (benefit)	—	(1,516)

Net loss	$(14,811,651)	$(31,578)

Preferred stock dividends	(38,225)	—
Discount attributable to beneficial conversion privileges on preferred stock	(10,538,094)	—

	(10,576,319)	—

Net income (loss) applicable to common stock	$(25,387,970)	$(31,578)

Net income per share:	$(0.81)	$0.00

Weighted average common shares outstanding	31,297,050	37,609,013

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

for the Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	—	$—	$33,000,000	$3,300	$12,558)	$144,896	$160,754
Common stock issued in share exchange	—	—	4,725,400	473	(473)	—	—
Common stock issued for services	—	—	3,357,500	335	167,540	—	167,875
Common stock cancelled	—	—	(1,750,000)	(175)	(87,325)	—	(87,500)
Common stock cancelled	—	—	(18,750,000)	(1,875)	1,875	—	—
Common stock issues in connection with Superior acquisition	—	—	305,343	31	399,969	—	400,000
Common stock issues in connection with private placement, net of $75,000 of issuance costs	—	—	2,750,000	275	1,574,725	—	1,575,000
Net loss - December 31, 2003	—	—	—	—	—	(31,578)	(31,578)

Balance, December 31, 2003	—	—	23,638,243	2,364	2,068,869	113,318	2,184,551
Issuance of shares in connection with private placements, net of $454,428 of issuance costs	—	—	2,100,000	210	1,645,362	—	1,645,572
Exercise of warrants for common stock, net of $560,375 of issuance costs	—	—	6,285,742	628	6,963,727	—	6,964,355
Issuance of common stock in connection with acquisitions	—	—	4,517,279	452	15,142,658	—	15,143,110
Issuance of common stock to employees	—	—	43,000	4	128,395	—	128,399
Issuance of common stock to non-employee directors	—	—	20,000	2	41,998		42,000
Issuance of shares in connection with August 2004 private placement, net of issuance costs of $780,244	—	—	2,158,750	216	3,537,040	—	3,537,256
Conversion of August 2004 debentures into common stock	—	—	3,108,140	311	10,807,815	—	10,808,126
Issuance of, redemption and conversion of October 2004 debentures into common stock	—	—	2,228,296	223	11,099,089	—	11,099,312
Issuance of Series A Convertible Preferred Stock	12,823	362,110	—	—	9,854,082	—	9,854,082
Preferred Stock Redemption liability	—	(5,769,696)	—	—	—	—	—
Accretion of beneficial conversion feature on Series A Convertible Preferred Stock	—	10,538,094	—	—	—	(10,538,094)	(10,538,094)
Accrual of Preferred Stock dividend	—	38,255	—	—	—	(38,255)	(38,255)
Derivative accounting on preferred stock to reflect an increase in price of common stock	—	800,565	—	—	—	—	—
Net loss - December 31, 2004	—	—	—	—	—	(14,811,651)	(14,811,651)

Balance, December 31, 2004	12,823	$5,969,328	44,099,450	$4,410	$61,289,035	$(25,274,682)	$36,018,763

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	(14,811,651)	(31,578)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,045,929	17,068
Stock issued for services	170,399	80,375
Accretion of discounts on debentures	10,465,727	—
Mark to market adjustment for redemption and beneficial conversion features on preferred stock	1,612,688
Gain on extinguishment of debt	(234,274)	—
Loss on redemption of debt	555,176	—
(Increase) decrease in, net of effects from acquisitions:
Accounts receivable	(1,711,390)	(37,819)
Other current assets	(258,378)	(147,794)
Increase (decrease) in:
Accounts payable	(2,435,391)	(13,688)
Accrued liabilities	(293,378)	23,968
Malpractice liability	68,388	—
Income taxes payable	(18,190)	(8,810)
Deferred income taxes payable	—	7,294

Net cash used in operating activities	(4,844,345)	(110,984)

Cash flows from investing activities:
Purchases of property, plant and equipment	(211,124)	(28,466)
Cash paid in acquisition of businesses	(22,531,727)	(1,500,000)
Cash acquired in acquisition of businesses	135,371	—
Increase in deferred costs	(177,500)	(38,000)

Net cash used by investing activities	(22,784,980)	(1,566,466)

Cash flows from financing activities:
Net proceeds from private placement of stock and debentures	31,149,373	1,575,000
Net proceeds from exercise of stock warrants	6,964,355	—
Net increase (decrease) in secured borrowings from factors	2,777,254	(34,715)
Cash overdraft	3,241,798	—
Redemption of debenture	(5,767,160)	—
Payment of notes payable	(17,974,169)	—
Proceeds from note payable	4,922,976	250,000
Net advances from related party	3,010,420	—

Net cash provided by financing activities	28,324,847	1,790,285

Net increase in cash and cash equivalents	695,522	112,835
Cash and cash equivalents, beginning of year	177,699	64,864

Cash and cash equivalents, end of year	928,135	177,699

Supplementary disclosure of cash and non-cash activities:
Cash paid for interest	1,813,024	152,050

Cash paid for income taxes	18,190	—

Cancelled common stock	—	87,500

Note payable issued as part of acquisitions	21,740,530	2,385,000

Common Stock issued for acquisitions	15,143,110	400,000

Accretion of Convertible Debentures	10,862,032	—

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS

World Health Alternatives, Inc. (the “Company”) and its wholly owned subsidiaries provide medical staffing services to hospitals and other healthcare facilities. The Company places medical professionals, such as nurses, doctors, pharmacists and medical technicians, on either an hourly or permanent consulting basis and charges their clients a fee for this service. The Company has provided staffing services to over 3000 healthcare facilities throughout the United States and operates offices in Alabama, California, Florida, Georgia, Massachusetts, New Hampshire, North Carolina, Pennsylvania, Ohio, Oregon, Utah and Washington.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash	and Cash Equivalents

The Company considers all investments purchased with an original maturity of less than three months to be cash equivalents. As of December 31, 2004 and 2003, the Company had no cash equivalents.

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

Allowance for Doubtful Accounts

The Company provides for estimated losses on uncollectible accounts receivable based upon management’s review of outstanding trade receivables.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation is computed using the straight-line method over the following estimated lives:

Software	3 years
Computer equipment	5 years
Furniture and fixtures	7 years

Intangible Assets

Intangible assets are carried at the fair value as determined in accordance with Financial Accounting Standards Board No. 141, “Business Combinations.” Amortization is computed using the straight-line method over an estimated useful life of 3 to 8 years depending upon the nature of the intangible asset.

Goodwill

The Company accounts for goodwill in accordance with Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets” and reviews goodwill annually for impairment.

Malpractice Liability

The Company’s malpractice liability represents the “tail coverage” for the master policy covering the physician staffing operations that was an occurrence policy for the policy period ended March 1, 2004. The accrual is for the $100,000 per claim deductible that the Company would be liable for in connection with any claims that may be reported under the occurrence policy subsequent to March 1, 2004. An occurrence policy covers all instances of malpractice occurring during the period ended March 1, 2004, even if such instances are reported subsequent to the end of the policy period. Therefore, the Company must accrue a liability for these “incurred but not reported” claims. The Company obtained an actuarial report estimating that this incurred but not reported “IBNR” liability should be approximately $2,000,000 at December 31, 2004. The Company has recorded this $2,000,000 liability, plus an additional approximately $500,000, for a total account balance of $2,470,345 at December 31, 2004. The $470,000 accrued over and above the amount recommended by the actuary represents the portion of the “pre-fundings” account attributable to claims reported, but not yet paid.

Advertising

The Company expenses advertising costs as incurred. The Company incurred advertising expenses of approximately $338,897 and $16,528 during the years ended December 31, 2004 and 2003, respectively. These amounts are included in selling, marketing and administrative expenses.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

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

The Company is currently in consultation with members of the Office of the Chief Accountant at the Securities and Exchange Commission (SEC) regarding the application of EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Financial Accounting Standards Board Statement No. 133 Accounting for Derivative Instruments and Hedging Activities to the redemption and conversion features of the preferred stock issued in December 2004. The accompanying financial statements as of December 31, 2004 and 2003, reflect the classification of these features of the preferred stock as embedded derivatives, subject to mark-to-market accounting with unrealized gains (losses) due to changes in the fair value of the financial instruments reflected in the Company’s statement of operations of $(1,612,688) included in other expense and a $6,581,819 preferred stock redemption liability included on the balance sheet at December 31, 2004. Resolution of the accounting treatment discussion between the Company and the SEC may result in a restatement of the 2004 financial statements and an amendment to this 10-KSB filing.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	2004	2003
Computers and equipment	$1,110,536	$124,124
Leasehold Improvements	628,541	—
Furniture and fixtures	785,900	30,289

	2,524,977	153,603
Less: accumulated depreciation	(284,137)	(32,611)

	$2,240,840	$120,992

Depreciation expense for the years ended December 31, 2004 and 2003 was $251,526 and $17,068, respectively.

NOTE 4 - INTANGIBLE ASSETS

At December 31, 2004 and 2003 intangible assets consisted of the following:

	December 31, 2004	December 31, 2003
Covenants Not to Compete	$5,576,449	$2,038,993
Consultant Databases	5,054,488	1,192,800
Customer Lists	6,254,209	—
Employment Agreements	1,209,000	—
Contract Rights	8,778	—

	18,102,924	3,269,793
Accumulated Amortization	(1,809,308)	—

Net	$16,293,616	$3,269,793

Amortization expense or intangibles for the year ended December 31, 2004 was $1,809,308.

Estimated annual amortization expense for the intangibles will be as follows for the years ending December 31, 2005 – 2009.

For the Year Ending December 31,
2005	$3,537,293
2006	3,537,293
2007	3,288,447
2008	3,134,293
2009	1,541,666

The intangibles are being amortized on a straight-line basis over three to eight years. The amortization periods are based upon the expected useful life of the asset except for the non-compete agreement, which is based upon the period stipulated in the Asset Purchase Agreement.

In accordance with SFAS 144, the intangibles and goodwill related to the acquisitions made in 2004 and 2003 was reviewed in the third quarter of 2004 for impairment. No impairment was noted.

NOTE 5 – OPERATING LEASE OBLIGATIONS

The Company leases premises, automobiles, furniture and fixtures under operating lease agreements with unrelated parties. Future minimum rental commitments under these noncancellable operating leases are as follows:

For the Year Ending December 31,
2005	$1,176,329
2006	1,093,455
2007	833,066
2008	574,318
2009	495,135
Thereafter	253,601

Total minimum rental commitment	$4,425,904

Rental expense of approximately $363,010 and $176,111 was incurred in connection with these leases in 2004 and 2003, respectively.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable comprise the following at December 31, 2004 and 2003:

	2004	2003
Receivables assigned to factor	$9,658,744	$371,405
Advances to (from) factor	(8,630,931)	(242,101)

Excess assigned to factor	1,027,813	129,304
Unfactored accounts receivable	10,590,897	985,953

	$11,618,170	$1,115,257

Pursuant to a factoring agreement, Advance Payroll Funding, Inc. acts as the Company’s factor for the majority of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Advance Payroll Funding, Inc. include a flat rate of 1.2% for the first 10 days an account is outstanding. An additional fee of 0.60% is payable for each 10 day period that an account is outstanding after the initial 10 days. For the year ended December 31, 2004 and 2003, the factoring charge amounted to $764,541 and $0, respectively. The Company’s obligations to Advance Payroll Funding, Inc. are collateralized by substantially all of the Company’s assets. Maximum funding under the Advance Payroll Funding, Inc. agreement is $10,000,000. The factoring agreement was refinanced with the proceeds from the financing consummated on February 14, 2005 with Capital Source Finance, LLC (see Note 18).

Pursuant to a factoring agreement, Amerisource Funding, Inc. acted as the Company’s factor for a portion of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Amerisource Funding, Inc. include a flat rate of 3.5% for the first 35 days an account is outstanding. An additional fee of 0.12% per day begins on the 36th day the account is outstanding. At December 31, 2004 and 2003, the factoring charge amounted to $210,979 and $137,660, respectively. On November 4, 2004, the Company fully repaid all amounts outstanding under the factoring agreement with Amerisource Funding, Inc. and cancelled the factoring program.

NOTE 7 - INCOME TAXES

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax liabilities:
Depreciation	$(42,119)	$(6,205)
Goodwill	(389,397)	—
Other	—	(1,089)

Total deferred tax liabilities	(431,516)	(7,294)
Deferred tax assets:
Non-cash interest expense	4,319,886	—
Loss on extinguishment of debt	221,515	—
Unrealized losses	643,463	—
Net operating loss	1,144,532	—

Total deferred tax assets	6,329,396	—
Valuation allowance for deferred tax assets	(5,905,174)	—

Net deferred tax assets	424,222	—

Deferred tax liabilities	$(7,294)	$(7,294)

Significant components of the provision (benefit) for income taxes are as follows:

	2004	2003
Federal
Current	$—	$(15,384)
Deferred	(4,569,047)	10,897

	(4,569,047)	(4,505)
State
Current	—	$6,574
Deferred	(1,330,349)	3,420

	(1,330,349)	9,994
Change in valuation allowance	5,899,396	(7,005)

Total income tax provision (benefit)	$—	$(1,516)

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

	2004	2003
Tax at statutory rate (benefit)	$(5,035,961)	$(11,252)
State income taxes, net of federal tax benefit	(878,030)	6,596
Effect of non-temporary differences	10,200	10,145
Other	4,395	—
Change in valuation allowance	5,899,396	(7,005)

	$—	$(1,516)

At December 31, 2004, the Company had a net operating loss carryforward for income tax purposes of $2,868,500, which expires in 2024.

On January 1, 2002, Better Solutions, Inc., with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of the company’s taxable income. As a result of this conversion, the Company estimated $27,000 in taxes due to built-in gains taxes at December 31, 2002. No such taxes were due, resulting in a tax benefit of $27,000 in 2003. The 2003 provision is required as the consolidated entity had earnings for the ten and one-half month period in 2003 subsequent to the acquisition of Better Solutions. Better Solutions (the S Corporation) has a loss for the one and one-half month period prior to its acquisition by the Company. The shareholders of Better Solutions will receive the benefit of that loss when they file their income tax returns for 2003.

NOTE 8 - CREDIT RISK CONCENTRATION

Cash in excess of FDIC limits is $1,138,822 at December 31, 2004.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash, accounts receivable, accounts payable and notes payable. The Company believes that the carrying amounts approximate the fair value due to their short term nature and current interest rates.

NOTE 10 - NOTES PAYABLE AND CAPITAL LEASES

At December 31, 2004 and 2003 notes payable and capital leases were as follows:

	2004	2003
Current portion of notes payable	$2,107,350	$1,874,601
Long term portion of term debt	2,589,338	760,399

Total Notes Payable	4,696,688	2,635,000

Current portion of capital leases	195,290	—
Long term portion of capital leases	326,302	—

Total Capital Leases	$521,592	$—

Total Notes Payable and capital leases	$5218,280	$2,635,000

Current portion of notes payable and capital leases	2,302,640	1,874,601
Long term portion of notes payable and capital leases	2,915,640	760,399

Total Notes Payable and capital leases	$5,218,280	$2,635,000

On January 8, 2003, the Company entered into a promissory note agreement with PNC Bank providing for a $250,000 revolving line of credit. Under the terms of the agreement, the Company is required to pay a 7.25% per annum interest rate on any unpaid principal balance. The note matured on January 8, 2005 and is secured by the personal property of the Chief Executive Officer of the Company who is a significant shareholder of the Company. Payment of the promissory note was deferred until the February 14, 2005 closing of the Capital Source Finance, LLC financing, (see note 18).

Effective December 22, 2003, the Company acquired selected assets (the accounts receivable, intangible assets and furniture and equipment) of Superior Staffing Solutions, Inc. for $1.5 million in cash paid at closing, $1.585 million paid within 30 days after the closing, 305,343 shares of the Company’s restricted common stock valued at $1.31 per share, and $800,000 in cash, plus interest, paid in ten quarterly payments of $95,030 beginning March 31, 2004. In October 2004, the remaining liability under the aforementioned note was settled with the payment of $364,761 and the issuance of 200,000 shares of the Company’s restricted common stock.

Subsequent to December 31, 2003 the Company and Superior Staffing reconciled the balances of liabilities assumed and determined that the liabilities assumed were $591,940 in excess of those determined when the Company finalized its financial statements for the year ended December 31, 2003. Therefore, goodwill was increased by that amount.

On December 31, 2004, the Company, pursuant to an Asset Purchase Agreement, acquired substantially all of the assets of Parker Services, Inc. for an immediate cash payment of $3.2 million, which payment has been made, and a $4 million note payable over the next two years.

Notes payable consisted of the following as of December 31, 2004 and 2003:

	2004	2003
Promissory note with PNC Bank.	$250,000	$250,000
Note payable to CurleyMed payable in quarterly installments of $87,500	446,688	—
Note payable to Parker Services payable in quarterly installments of $500,000 beginning March 31, 2005, with interest at 7%	4,000,000	—
Purchase note to Superior Staffing payable 30 days after closing (January 21, 2004) with no interest	—	1,585,000
Term note to Superior Staffing payable in ten Quarterly installments of principal and interest of $95,030 beginning March 31, 2004, with interest at 6%	—	800,000

Total Notes Payable	4,696,688	2,635,000
Less Current Portion	(2,107,350)	(1,874,601)

Total Notes Payable, Net of Current Portion	$2,589,358	$760,399

Principal payments for future years are as follows:

2005	$2,107,350
2006	2,589,338
2007	—
2008	—
2009	—
Thereafter	—

Total Notes Payable	$4,696,688

Certain leases are classified as capital lease, and the leased assets are included as part of property and equipment. The cost of the fixed assets under capital lease at December 31, 2004 & 2003 was $412,386 & $0 respectively.

Future minimum rentals for property under capital leases at December 31 are as follows:

Capital Leases
Year Ending December 31,
2005	234,810
2006	219,021
2007	116,781
2008	23,855
2009	—

Total Lease Obligation	594,467
Less Interest	(72,875)

Present value of total minimum lease payments	521,592
Less: Current Portion	195,290

Non-Current Portion	326,302

NOTE 11 – RELATED PARTY LOAN

At December 31, 2004, there is a $3,010,420 loan from the Company’s President and Chief Executive Officer, Richard McDonald. The loan is of a demand nature without any interest rate.

At December 31, 2004, short-term notes included $800,000 due a minority option holder of the former Parker Services, Inc., John Sercu, the Chief Operating Officer of the Company, the timing of the payment of which will be determined between the minority option holder and the Company. To date, the $800,000 payment has not been made (see Note 16).

NOTE 12 – SHORT-TERM NOTES PAYABLE

At December 31, 2004 and 2003, short-term notes payable totaled $21,999,446 and $-0-, respectively. The more significant components are as follows:

At December 31, 2004, short-term notes included $14,795,286 of borrowings under a $15,000,000 line of credit agreement with GE Healthcare Financial Services, Inc. with $204,714 in unused credit on this line. This line of credit was acquired as part of the acquisition of the assets of J&C Nationwide (see Note 16) and was refinanced with the proceeds from the financing consummated on February 14, 2005 with Capital Source Finance, LLC (see Note 17). As part of the aforementioned agreement, the Company had an overadvance agreement of $200,000. At December 31, 2004, the aforementioned line of credit is under a forbearance agreement due to defaults on financial covenants and the interest is currently at the default rate of 8.30%.

At December 31, 2004, short-term notes included $5,278,319 due to the former Principal Shareholder of Pulse. On January 31, 2005 the amounts payable were settled for payment of $3.5 million in cash in 2005 and the issuance of 2.1 million shares of the Company’s restricted common stock (see Note 17).

At December 31, 2004, short-term notes included $800,000 due a minority option holder of the former Parker Services, Inc., John Sercu, the Chief Operating Officer of the Company, the timing of the payment of which will be determined between the minority option holder and the Company. To date, the $800,000 payment has not been made (see Note 16).

At December 31, 2004, short-term notes included $307,909 related to a line of credit from a financial institution assumed as part of the purchase of Travel Nurse Solutions, Inc. The line of credit was refinanced with the proceeds from the financing consummated on February 14, 2005 with Capital Source Finance, LLC (see Note 17).

At December 31, 2004, short-term notes included $260,000 related to a line of credit from a financial institution assumed as part of the purchase of Parker Services, Inc. The line of credit was refinanced with the proceeds from the financing consummated on February 14, 2005 with Capital Source Finance, LLC (see Note 17).

At December 31, 2004, short-term notes payable included $107,283 due to the former owners of Travel Nurse Solutions, Inc. and $102,339 due to the former owners of J&C Nationwide, Inc. These amounts are due on demand and have no stated interest rate.

At December 31, 2004, short-term notes payable included $256,370 payable to Cedar Equities, which accrues interest at 3%, with a default rate increase to 30% if payments are not made on time in 2005. This note was paid in full during 2005.

At December 31, 2004, short-term notes payable included $91,940 payable to an insurance carrier for the health insurance premium which was paid in full in 2005.

NOTE 13 - COMMON STOCK

•	DECEMBER 24, 2003 EQUITY FINANCING

On December 24, 2003, the Company sold to Barron Partners, LP and certain investors (the “Investors”) an aggregate of 2,750,000 shares of its Common Stock (the “Investment Shares”) at $0.60 per share for an aggregate purchase price of $1,650,000. In connection with this transaction, the Company issued to the Investors three types of warrants, all of which expire five years from the date of issuance. The Company incurred $75,000 of costs in connection with the private placement, which costs were offset against Additional Paid in Capital.

The first series of warrants (the “First Warrant”) provided the Investors with the right to purchase 3,333,300 shares of the Company’s Common Stock. The First Warrant had an exercise price of $0.60 per share resulting in proceeds of $2,000,000 to the Company upon its full exercise. The Company could call, for $0.001 per warrant, the First Warrant if the average price of the Company’s Common Stock was 122% of the exercise price for twenty consecutive trading days and the Company had a Registration Statement effective for the same twenty consecutive trading days. The First Warrant contained a put provision on behalf of the Company providing that, if at any time the Company entered into a Definitive Purchase and Sale Agreement with a company that met certain predefined criteria, the Company could require the Investors to exercise the First Warrant in whole. This put provision was exercisable for a period of ten business days after the execution of a Definitive Purchase and Sale Agreement.

The second series of warrants (the “Second Warrant”) provided the Investors the right to purchase 1,000,000 shares of the Company’s Common Stock. The Second Warrant had an exercise price of $1.50 per share, resulting in proceeds of $1,500,000 to the Company upon its full exercise. The Company could call, for $0.001 per warrant, the Second Warrant if the average price of the Company’s Common Stock exceeded 125% of the exercise price for twenty consecutive trading days and the Company had a registration statement that registers the shares underlying the Second Warrant has been declared and remains effective for the same twenty consecutive trading days.

The third series of warrants (the “Third Warrant”) provided the Investors with the right to purchase 1,000,000 shares of the Company’s Common Stock. The Third Warrant had an exercise price of $2.00 per share, resulting in proceeds of $2,000,000 to the Company upon its full exercise. The Company could call, for $0.001 per warrant, the Third Warrant if the average price of the Company’s Common Stock exceeded 125% of the exercise price for twenty consecutive trading days and the Company had a registration statement that registers the shares underlying the Third Warrant has been declared and remains effective for the same twenty consecutive trading days.

In connection with this transaction, the Company entered into a registration rights agreement. That agreement, in part, provides certain registration rights to the Investors, established payments to them based on a percentage of the purchase price of the Investment Shares and the three warrants if certain registration obligations were unmet, and contained customary cross-indemnification on covenants between the Company and the Investors. In October 2004, the Company’s Registration Statement covering these shares was declared effective.

In conjunction with the aforementioned financing, the Company redeemed 1,375,000 common shares each from Marc Roup and Richard McDonald, executive officers of the Company, in connection with the 2,750,000 common share issuance. Additionally, the Company was to redeem up to 1,250,000 common shares each from Messrs. Roup and McDonald, in connection with the 3,333,300 common share issuance from the exercise of the First Warrant. The Company did not and will not provide any consideration or compensation to Messrs. Roup and McDonald in return for the redemption of their common stock. To date the redemption has not occurred.

The Company utilized the proceeds from the sale of its common stock for general business purposes, debt restructuring and to fund its acquisition of certain assets of Superior Staffing Solutions, Inc. The finder’s fee associated with this transaction was $75,000.

During 2004, Barron Partners and certain investors who were parties to the December 24, 2003 private placement acquired an aggregate of 5,333,330 shares of the Company’s restricted common stock by exercising all of the aforementioned warrants for a total investment of $5,500,313. Included in that total was the acquisition of 4,266,640 shares of our common stock by Barron Partners, LP, the lead investor in the December 24, 2003 private placement. The Company paid an investment banking fee of $560,375 relative to the exercise of the warrants, which was offset against Additional Paid in Capital.

•	JANUARY 22, 2004 EQUITY FINANCING

On January 22, 2004, the Company sold to certain investors an aggregate of 2,000,000 shares of its Common Stock at $1.00 per share, for an aggregate purchase price of $2,000,000. The finder’s fee associated with this transaction was $383,000, with the offset against Additional Paid in Capital.

•	JANUARY 30, 2004 EQUITY FINANCING

On January 30, 2004, the Company sold to Guerrilla Partners L.P. an aggregate of 100,000 shares of its Common Stock at $1.00 per share, for an aggregate purchase price of $100,000. The finder’s fee associated with this transaction was $62,000, with the offset against Additional Paid in Capital. The financing also provided the investors with warrants, which expire five years after issuance, to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share, resulting in proceeds of $100,000 to the Company upon its full exercise. In December 2004, warrants for 20,000 shares of the Company’s common stock were exercised, resulting in proceeds of $20,000 to the Company.

•	AUGUST 4, 2004 EQUITY AND DEBT FINANCING

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

For the debenture portion, the Company issued units consisting of debentures and warrants to purchase shares of Common Stock with an aggregate purchase price of $6,682,500. Upon closing on the Debenture Purchase Agreement between the Company and the Investors, the Company issued $6,682,500 of debentures with a 7 1/2% interest coupon. An escrow of $801,188 was provided at closing to ensure payment of prospective interest payments. As the Company makes the required interest payments, funds will be released from the escrow. At the Company’s option, the interest may be paid in either cash or shares of the Company’s common stock. If the Company chooses to pay any interest payment with shares of restricted common stock of the Company, the price used to determine the number of shares to be issued is the lesser of $2.15 per share or 90% of the twenty prior days volume weighted average stock price. The debentures are convertible into shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,108,139 shares of the Company’s Common Stock if all debentures are converted. The Company can force the conversion of the debentures into shares of the Company’s Common Stock if the average closing price of the Company’s shares of Common Stock on the trading market on which the common stock is then listed for trading exceeds 200% of $2.15 per share for twenty consecutive trading days and the Company has a Registration Statement effective for the same twenty consecutive trading days. In October 2004, the Company’s Registration Statement covering these shares was declared effective. If the debentures are not converted into restricted Common Stock of the Company, they mature on August 4, 2007. Additionally, the Company provided the Investors with a Warrant to purchase shares of the Company’s Common Stock.

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

Of the total proceeds from the issuance of the debenture, $2,012,091 was allocated to the warrants associated with the debenture as the estimated fair value and $2,113,535 was allocated to the conversion feature associated with the debenture and classified as additional paid in capital. The amount allocated to the conversion feature and warrants will be accreted back to the debentures over the shorter of the period until conversion of the debenture or three years, which is the life of the debenture, utilizing the effective interest method. Interest expense recognized related to this transaction was $137,403 for the quarter ended September 30, 2004 and $4,957,880 for the year ended December 31, 2004.

The Company utilized the proceeds from the August 2004 sale of its Common Stock and Debenture to retire certain outstanding long-term debt, including certain obligations stemming from its acquisition of Pulse Healthcare Staffing, Inc.

Between October 1, 2004 and November 8, 2004, the debenture holders that were parties to the August 4, 2004 financing transaction converted all $6,682,500 of debentures issued in the August 2004 financing into 3,108,140 shares of the Company’s common stock. As a result of the conversion of all of the debentures, the Company recognized $4,820,477 of non-cash interest expense in the quarter ending December 31, 2004 for the accretion of the debentures to face value.

Between November 15 and 18, 2004, debenture holders from the August 4, 2004 financing transaction acquired an aggregate of 932,442 shares of the Company’s restricted common stock by exercising warrants repriced to a $2.15 per share exercise price, for a total investment of $2,004,750.

•	OCTOBER 22, 2004 DEBT FINANCING

Effective October 22, 2004, the Company closed on a financing transaction with a group of private investors (“Investors”) of up to $11,825,000. The financing consisted of two components: (a) $11,825,000 Principal Amount of Debentures, at an interest rate of 7% per annum and (b) Warrants registered in the name of each Investor to purchase up to a number of shares of Common Stock of the Company equal to 25% of such Investor’s Subscription Amount divided by the Closing Price for the Company’s Common Stock on October 22, 2004 of $3.94. The Investors have the right to purchase an aggregate of 754,913 shares of the Company’s restricted Common Stock. The Warrants have an exercise price of 105% of the average of the closing prices for the five business days prior to October 22, 2004, resulting in an exercise price of $4.425 per share. The Warrant, which expires three years from the date of issuance results in proceeds of $3,340,490 to the Company upon its exercise.

The Company has the sole right for the first 120 days to redeem the debenture for cash, otherwise the debenture matures on October 22, 2005. Subsequent to the 120-day period, at the option of the holder, the debentures are convertible into shares of Common Stock of the Company at a conversion price of $2.15 per share, which would result in the issuance of 3,953,488 shares of the Company’s Common Stock if all debentures are converted.

The shares of Common Stock underlying the securities sold in this financing will be registered for resale on a registration statement to be filed by the Company if such shares are to be issued in accordance with the agreements and the Company has not converted the debenture for cash during the first 120 days.

Of the total proceeds from the issuance of the debenture, $1,705,449 was allocated to the warrants associated with the debenture as the estimated fair value and $6,196,716 was allocated to the conversion feature associated with the debenture and classified as additional paid in capital. The amount allocated to the conversion feature and warrants was to be accreted back to the debentures over the shorter of the period until conversion of the debenture or one year, which is the life of the debenture, utilizing the effective interest method. Interest expense recognized related to this transaction was $1,471,632 for the three months and year ended December 31, 2004.

On December 15, 2004, the debenture holders converted $4,500,000 of debentures issued into 1,499,983 shares of our restricted common stock, at a conversion price of $3.00 per share. The remaining debentures of $7,334,187 were redeemed at a 12% premium, as required by the debenture agreement, resulting in a $8,214,290 payment. As a result of the conversion of all of the debentures, the Company recognized $4,534,674 of non-cash interest expense in the quarter ending December 31, 2004 for the accretion of the debentures to face value and a $555,176 loss on debt extinguished relating to the debentures redeemed.

The Company utilized the proceeds from the October 2004 sale of its Debenture to retire the debentures issued in the August 2004 financing and to provide a portion of the funding for the Travel Nurse Solutions and J&C Nationwide acquisitions.

•	DECEMBER 15, 2004 EQUITY FINANCING

Effective December 15, 2004, the Company closed on a financing transaction with a group of private investors (“Investors”) of up to $11,825,000. The financing consisted of two components: (a) 12,823 shares of Series A Convertible Preferred Stock with a principal amount of $12,823,000 at a dividend rate of 8% per annum and (b) Warrants registered in the name of each Investor to purchase up to a number of shares of Common Stock of the Company equal to 25% of such Investor’s Subscription Amount divided by the subscription amount of $3.00 per share. The Investors have the right to purchase an aggregate of 1,068,583 shares of the Company’s restricted Common Stock. The Warrants have an exercise price equal to the closing price of the Company common stock on the day prior to the closing ($3.86). The Warrant, which expires five years from the date of issuance, results in proceeds of $4,124,730 to the Company upon its exercise. The dividends are cumulative and the first payment is December 31, 2006. Under certain circumstances the Company may elect to pay the dividend in shares of the Company’s common stock.

The Preferred Stock is convertible into shares of Common Stock of the Company at a conversion price of $3.00 per share, which would result in the issuance of 4,274,333 shares of the Company’s Common Stock if all debentures were converted.

The shares of Common Stock underlying the securities sold in this financing will be registered for resale on a registration statement to be filed by the Company if such shares are to be issued in accordance with the agreements.

The Company intends to use the proceeds from this financing transaction to satisfy the outstanding obligations underlying the Debentures arising from the financing arrangement entered into on October 22, 2004.

The Preferred Stock contains provisions requiring the redemption of the unconverted balance in cash for a number of pre-defined events that include a 1/3 change in control of the Company’s shareholders. The determination formula is based upon a number of factors, including the price of the Company’s volume weighted average price. The redemption liability at December 31, 2004 was $17,482,023, resulting in a $6,581,819 account noted as “Preferred Stock Redemption Liability” on the balance sheet to reflect the difference between the subscription price for the Preferred Stock and the redemption liability at December 31, 2004.

Of the total proceeds from the issuance of the Preferred Stock, $3,003,591 was allocated to the warrants associated with the debenture as the estimated fair value and $6,850,491 was allocated to the conversion feature associated with the preferred stock and classified as additional paid in capital. The amount allocated to the conversion feature and warrants was immediately accreted back to the preferred stock as the preferred stock is immediately convertible into the Company’s common stock. Non-cash preferred dividends recognized related to this transaction were $10,538,094 for the three months and year ended December 31, 2004, due to the immediate accretion of the beneficial conversion feature and $38,225 for cumulative preferred dividends for the period December 15 to 31, 2004.

The preferred stock was classified as mezzanine (temporary) equity due to the aforementioned redemption feature.

Other expense recognized related to this transaction was $1,612,688 for the three months and year ended December 31, 2004 for mark to market accounting relative to the redemption and conversion features of the preferred stock.

The Company is currently in consultation with members of the Office of the Chief Accountant at the Securities and Exchange Commission (SEC) regarding the application of EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Financial Accounting Standards Board Statement No. 133 Accounting for Derivative Instruments and Hedging Activities to the redemption and conversion features of the preferred stock issued in December 2004. The accompanying financial statements as of December 31, 2004 and 2003, reflect the classification of these features of the preferred stock as embedded derivatives, subject to mark-to-market accounting with unrealized gains (losses) due to changes in the fair value of the financial instruments reflected in the Company’s statement of operations of $(1,612,688) include in other expense and a $6,581,819 preferred stock redemption liability included on the balance sheet at December 31, 2004. Resolution of the accounting treatment discussion between the Company and the SEC may result in a restatement of the 2004 financial statements and an amendment to this 10-KSB filing.

2003 TRANSACTIONS

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

On December 6, 2003, the Company redeemed 8,000,000 shares of common stock each from Richard E. McDonald and Marc D. Roup, the two executive officers of the Company at that time. The Company did not pay any consideration in connection with the redemption.

Effective December 15, 2003, in conjunction with the financing transaction discussed in Note 14, the Company redeemed 1,375,000 common shares each from Marc Roup and Richard McDonald, executive officers of the Company, in connection with the 2,750,000 common share issuance.

NOTE 14 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2004	2003
Numerator:
Net Loss	$(14,811,651)	$(31,578)
Preferred stock dividends	(10,576,319)	—

Numerator for basic earnings per share-loss to common shareholders	(25,387,970)	$(31,578)

Effect of preferred stock dividend	10,576,319)	—

Numerator for diluted earnings per share-loss to common shareholders after assumed conversion	$(14,811,651)	$(31,578)

Denominator:
Denominator for basic earnings per share—weighted average shares	31,297,050	37,609,013
Effect of dilutive securities:
Warrants	—	3,736

Dilutive potential common shares	—	3,736

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	31,297,050	37,612,749

Basic earnings per share	$(0.81)	$0.00

Diluted earnings per share	$(0.81)	$0.00

At December 31, 2004 and 2003, the Company had the following warrants outstanding:

Exercise Price	December 31, 2004	December 31, 2003
$0.60	—	3,333,300
$1.00	80,000	—
$1.50	—	1,000,000
$2.00	—	1,000,000
$2.596	167,062	—
$3.50	647,625	—
$3.86	1,068,583	—
$4.425	754,912	—

Total Warrants Outstanding	2,718,182	5,333,300

At December 31, 2004 and 2003, 2,718,182 and 5,333,300 warrants, respectively, were not included in the calculation of diluted earnings per share as their inclusion would have been antidilutive. Additionally, December 31, 2004 and 2003, 4,274,333 and -0- common shares from the conversion of the Series A Convertible Preferred Stock into common stock, respectively, were not included in the calculation of diluted earnings per share as their inclusion would have been antidilutive

NOTE 15 – ACQUISITIONS

•	ACQUISITION OF BETTER SOLUTIONS, INC.

On February 20, 2003, the Company completed the acquisition of 100% of the outstanding common stock of Better Solutions, Inc. in exchange for 33,000,000 newly issued shares of the Company’s common stock outstanding. For accounting purposes, the acquisition was treated as a recapitalization of the Company. The value of the net assets of the Companies after completion of the acquisition was the same as their historic book value.

•	SUPERIOR STAFFING SOLUTIONS, INC.

Effective December 22, 2003, the Company acquired substantially all of the assets (the accounts receivable, intangible assets and furniture and equipment) of Superior Staffing Solutions, Inc. for $1.5 million in cash paid at closing, $1.585 million paid within 30 days after the closing, 305,343 shares of the Company’s restricted common stock valued at $1.31 per share (representing the ten days average closing price of the Company’s common stock prior to the closing), and $800,000 in cash, plus interest, to be paid in ten quarterly payments of $95,030, beginning March 31, 2004. The acquisition was accounted for using the purchase method of accounting. The operations of the former Superior Staffing operation were included in the Company’s consolidated statement of operations from December 22, 2003.

Subsequent to December 31, 2003, the Company and Superior Staffing reconciled the balances of liabilities assumed and determined that the liabilities assumed were $591,940 in excess of those determined when the Company finalized its financial statements for the year ended December 31, 2003. Therefore, goodwill was increased by that amount.

In October 2004, the remaining balance payable to the former owners of Superior Staffing was settled with a cash payment of $364,761 and the issuance of 200,000 shares of the Company’s restricted common stock. The settlement resulted in additional goodwill of $549,548 for the issuance of the Company’s restricted common stock based upon the market price for the common stock on the date of issuance. Total goodwill at December 31, 2004 relating to the Superior Staffing acquisition was $1,324,872.

•	PULSE HEALTHCARE STAFFING, INC.

On April 30, 2004, the Company executed a stock purchase agreement, subsequently amended on May 19, 2004, May 28, 2004 and June 22, 2004 (the stock purchase agreement and the amendments thereto shall be referred to collectively as the “Stock Purchase Agreement”), thereby completing the Company’s acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). Pulse was a medical staffing company located in Citrus Heights, California, that placed nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. Pulse had approximately 175 clients across seven western states, with California being its largest market and a database of approximately 20,000 nurses. The Company has retained much of Pulse’s infrastructure, including its management team and key employees, and has operated Pulse as a wholly owned subsidiary of the Company under the name World Health Staffing, Inc.

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

The cash consideration was to be paid as follows:

•	$560,000 was paid at initiation of the transaction;

•	$438,000 was paid at closing;

•	$1,350,000 payable on or before June 28, 2004, of which $1,350,000 has been paid to date;

•	$7,715,000 payable on or before July 12, 2004, of which $4,454,696 has been paid to date; and

•	$1,250,000 to be deposited into an escrow account on or before July 12, 2004, and shall be distributed, after the working capital adjustment, in accordance with the terms of the Stock Purchase Agreement and the Escrow Agreement (attached as an exhibit to the Stock Purchase Agreement). The parties agreed that the payments from the escrow account would be subject to adjustment based on actual working capital (the current assets of Pulse minus the current liabilities of Pulse) and any indemnification claims against the Controlling Management Shareholder, with such adjustment increasing or decreasing the purchase price by no more than $1,000,000.

After July 12, 2004:

•	$1,000,000 payable six months following the closing date of the Stock Purchase Agreement; and

•	$1,000,000 payable twelve months following the closing date of the Stock Purchase Agreement.

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

As consideration for this acquisition, the Company agreed to pay the Remaining Shareholders the aggregate purchase price of $812,000. The cash consideration was paid as follows:

•	$512,000 was paid at closing;

•	$50,000 was paid by May 28, 2004; and

•	$250,000 payable on or before June 28, 2004 which has been paid.

The former Chief Executive Officer of Pulse, John Sercu, entered into an employment agreement with the Company for the position of the Company’s Chief Operating Officer. As part of that agreement, he received 500,000 shares of the Company’s restricted common stock and another 500,000 shares of the Company’s restricted common stock that were contingently issuable upon the successful integration of Pulse into the Company. In December 2004, Mr. Sercu received the additional 500,000 shares of the Company’s restricted common stock upon the successful integration of Pulse.

On October 19, 2004, Eric Allison, the Principal Shareholder of Pulse, filed suit in the Superior Court of the State of California, for the County of Placer, naming the Company and others as defendants. The suit alleged, in part, that the Company had not paid all amounts due in connection with the acquisition and sought, among other things, alleged unpaid principal, interest, damages, and attorneys’ fees and costs.

On January 31, 2005, the parties reached an amicable resolution of the lawsuit. The terms of the resolution include, in part, (a) monthly payments to Allison totaling an aggregate of $3,500,000, which payments are subject to certain contingent deductions and will be made as follows: $500,000 was paid on January 31, 2005; $750,000 by February 25, 2005; $500,000 by March 25, 2005; $500,000 by April 25, 2005; $500,000 by May 25, 2005; $500,000 by June 25, 2005; and $250,000 by August 25, 2005; (b) the payment to Allison of 1,850,000 shares of the Company’s restricted common stock; and (c) the payment to a former employee of Pulse of 250,000 shares of the Company’s restricted common stock. The suit has been dismissed and the Company admitted no liability in connection with the dispute.

The aforementioned settlement will be recorded in the Company’s results for the quarter ending March 31, 2005, and will result in an approximately $5.6 million increase in goodwill for the issuance of the Company’s restricted common stock based upon the market price for the common stock on the date of issuance.

•	ACQUISITION OF CARE FOR THEM, INC.

Effective May 7, 2004, the Company acquired selected assets (primarily accounts receivable and fixed assets) and assumed selected liabilities of Care for Them, Inc., a Massachusetts corporation (“Care For Them”). Care For Them was a medical staffing company that placed nurses in healthcare facilities for contractually defined assignment periods and on a permanent basis. Care For Them had been in business since 1995 and operated from an office in the Boston metropolitan area and two offices in southern New Hampshire, primarily supplying nurses to local hospitals, assisted living homes and family medical practices. The terms of the asset purchase were payment by the Company of $242,000 at closing. Additionally, the owner of Care For Them will receive contingent payments in the form of an earnout equal to 25%, 10% and 10% of the gross profit attributable to the acquired business in 2004, 2005 and 2006, respectively, in excess of Care For Them’s 2003 actual gross profit. The Company has retained Care For Them’s management team and key employees and transferred its operations into its wholly owned subsidiary, World Health Staffing, Inc. Goodwill at December 31, 2004 was $283,461.

•	ACQUISITION OF CURLEY AND ASSOCIATES, LLC

Effective June 1, 2004, the Company acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, LLC, a Florida corporation (“CurleyMed”). Curley Med was a medical staffing company located in Stanford, Florida, which specialized in travel placements of allied healthcare professionals. CurleyMed had approximately 200 clients in over 40 states. The terms of the asset purchase included a $200,000 cash payment by the Company at closing, an $800,000 short-term promissory note, a $525,000 eighteen month promissory note and 662,025 shares of the Company’s restricted common stock valued at $2.42 per share. Additionally, the owners of CurleyMed will receive contingent payments in the form of an earnout equal to the greater of 25% of the gross profit attributable to the acquired business in 2004, 2005 and 2006 or 50% of the net income attributable to the acquired business in 2004, 2005 and 2006. The Company expects to make an earnout payment in excess of $200,000 in 2005 relative to the results of CurleyMed in 2004. At December 31, 2004, goodwill relating to CurleyMed was $966,170. The Company has retained several of CurleyMed’s key employees and transferred its operations into its wholly owned subsidiary, World Health Staffing, Inc.

•	ACQUISITION OF TRAVEL NURSE SOLUTIONS, INC.

On October 14, 2004, pursuant to an Asset Purchase Agreement, (the “Agreement”), the Company completed the acquisition of substantially all of the assets of Travel Nurse Solutions, Inc. (“TNS”), a privately held medical staffing company that specialized in travel nurse staffing and operated from offices in Birmingham, Alabama, Mobile, Alabama and Cincinnati, Ohio. The terms of the Agreement included the Company’s payment of $5,621,549 in cash at closing, 747,950 shares of its restricted common stock, the assumption of approximately $680,000 of TNS’s existing operating debt, and $750,000 in cash, plus interest, in the form of a long-term promissory note. The Company has already paid the $750,000 promissory note. The Agreement also included earn-out provisions over the first and second twelve-month periods, commencing on the closing date, pursuant to which the Company could be required to issue shares of its restricted common stock worth up to $2,500,000, with the number of shares being calculated based on the average per share closing price of the Company’s common stock over the ten trading days immediately preceding the applicable earn-out shares issuance date after each twelve-month earn-out period. The Company has retained TNS’s management team and key employees and transferred its operations into the Company’s wholly owned subsidiary, World Health Staffing, Inc. Goodwill at December 31, 2004 was $9,200,242. The allocation to intangible assets was based upon a preliminary estimate made by management. It will be revised based upon an independent appraisal by a third party.

•	ACQUISITION OF J&C NATIONWIDE, INC.

On November 17, 2004, the Company signed an asset purchase agreement (the “Agreement”) with JCN Holdings, Inc. to acquire substantially all of the assets and certain liabilities of its subsidiary, J&C Nationwide, Inc., a physician staffing company that provides services throughout the Unites States under the trade name JCNationwide (“JCN”). JCN is based in Atlanta, Georgia, has offices in Utah and North Carolina, and has been in business over thirty years. In return for the assets, the Company provided 875,000 shares of its restricted common stock and assumed certain specified liabilities, including approximately $22,000,000 in notes payable. The Agreement also includes earn-out provisions pursuant to which the Company would issue up to an additional 875,000 shares of its restricted common stock if JCN meets certain earnings goals during the fiscal year ending December 31, 2005. The Company has retained JCN’s infrastructure and the majority of its management team and key employees. The earn-out provides that for each $1 that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) exceeds $2,916,667 (up to a maximum of $5,000,000), the Company will issue to J&C Nationwide 0.3 shares of the Company’s restricted common stock and, in addition, for each $1, if any, by which EBITDA exceeds $5,000,000 (up to a maximum of $6,000,000), the Company will issue to J&C Nationwide 0.25 shares of the Company’s restricted common stock. Its operations have been transferred into the Company’s wholly owned subsidiary, JC Nationwide, Inc. Goodwill at December 31, 2004 was $23,062,700.

The closing was subject to the resolution of certain outstanding matters, including the Company obtaining malpractice insurance, at a reasonable cost, to cover the former J&C Nationwide independent contractor physicians and an agreement acceptable to the Company with GE HFS Holdings, Inc. regarding the Loan and Security agreement being assumed from JCN Holdings. On February 14, 2005, the Company closed on a financing agreement with Capital Source Finance, LLC that replaced the Loan and Security Agreement with GE HFS Holdings, Inc. that the Company assumed with the purchase of J&C Nationwide (see Note 17). This resulted in the resolution of the final remaining item pending relative to the acquisition of J&C Nationwide. The Company has been managing and making all operating decisions relative to J&C Nationwide since November 15, 2004 and therefore will recognize the results of the former J&C Nationwide operations from November 15, 2004 in the Company’s consolidated financial statements. Goodwill at December 31, 2004 was $6,605,243. The allocation to intangible assets was based upon a preliminary estimate made by management. It will be revised based upon an independent appraisal by a third party.

•	ACQUISITION OF PARKER SERVICES, INC.

On December 31, 2004, pursuant to an Asset Purchase Agreement (the “Agreement”), the Company completed the acquisition of substantially all of the assets of Parker Services, Inc. (“Parker Services”), a company based in Seattle, Washington that provided medical, administrative and professional staffing and had been in business for over twenty-five years. Pursuant to the Agreement, the Company purchased the assets for $4,000,000 in cash paid at closing, 182,481 shares of its restricted common stock, the assumption of approximately $260,000 of Parker Services’ existing operating debt, and $4,000,000 in cash, plus interest, in the form of a promissory note payable over two years. The Company has retained Parker Services’ management team and key employees. Although Parker Services’ operations have been transferred into the Company’s wholly owned subsidiary, World Health Staffing, Inc., it will continue to do business under its brand name of “Parker Services”.

The following unaudited pro forma condensed results of operations assume that the acquisitions of the aforementioned businesses were consummated on January 1, 2004 and 2003:

	For the Years Ended December 31,
	2004	2003
Sales	$137,820,941	$113,985,969

Net Loss	$(13,971,421)	$(2,350,937)

Net Loss per Common Share	$(0.64)	$(0.06)

Weighted Average Shares Outstanding	33,619,776	41,426,469

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company procures professional liability insurance coverage on a claims-made basis. The insurance contracts specify that coverage is available only during the term of each insurance contract. Management of the Company intends to renew the existing claims-made policies annually and expects to be able to obtain such coverage. When coverage is not renewed, an extended reporting period endorsement is purchased to provide professional liability coverage for losses incurred but not reported prior to, the termination of the claims-made policies.

NOTE 17 - SUBSEQUENT EVENTS

REFINANCING

On February 14, 2005, the Company entered into a revolving credit, term loan and security agreement (the “Agreement”) with Capital Source Finance, LLC (the “Lender”) to refinance outstanding indebtedness and provide additional liquidity. Each of the Company’s subsidiaries is a co-borrower under the Agreement. The Agreement includes a term loan in the amount of $7,500,000 (the “Term Loan”) and a revolving credit facility with a maximum loan amount of $35,000,000 (the “Revolving Facility”). All of the assets of the Company and its subsidiaries secure the obligations under the Agreement, the Term Loan and the Revolving Facility.

Interest on the Term Loan accrues at an annual rate equal to the prime rate of interest plus 4.0%, and in no event less than 9.5%, and is payable monthly in arrears. Principal payments in the amount of $208,333 are due on the first day of each month, beginning on May 1, 2005. In addition, 50% of Excess Cash Flow (as defined in the Agreement) is required to be used to repay the outstanding principal balance of the term loan. Any remaining outstanding principal balance of the term loan is due and payable on February 14, 2008, the term loan maturity date.

Under the Revolving Facility, the Company may borrow an amount not to exceed the lesser of (i) $35 million and (ii) an amount equal to 85% of the Company’s eligible accounts receivables less an aggregate of $1.8 million in liquidity and debt service reserves, and any other reserves established from time to time by the Lender. Interest on amounts outstanding under the Revolving Facility accrues at an annual rate equal to the prime rate of interest plus 1.5%, and in no event less than 7.0%, and is payable monthly in arrears. The outstanding principal balance under the Revolving Facility is due and payable on February 16, 2008.

In connection with this transaction, the Company paid the Lender a commitment fee of $462,500, which will be amortized as additional interest over the term of the Agreement. In addition, the Company is required to pay a monthly unused line fee at the annual rate of 0.5% on the difference between the daily average amount of advances outstanding for the preceding month and $35 million.

The Agreement includes the following covenants as measured at the end of each month for the average of the three most recent calendar months: (a) the Company must maintain EBITDA (earnings before interest, taxes, depreciation and amortization) of not less than $3.5 million as of February 28, 2005, and increasing on a monthly basis to not less than $7.6 million as of December 31, 2005, and thereafter; (b) the Company’s senior leverage ratio (total senior debt to EBITDA) cannot exceed 1.8 to 1.0 as of February 28, 2005, and decreasing on a monthly basis to 1.0 to 1.0 as of September 30, 2005, and thereafter; and (c) the Company’s fixed charge coverage ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) must be not less than 1.5 to 1.0 as of February 28, 2005, and increasing on a monthly basis to 2.0 to 1.0 as of August 31, 2005, and thereafter. In addition, the Company’s collections of accounts receivable may not be less than $11.5 million for each calendar month through April 30, 2005, and increasing thereafter on a quarterly basis to monthly collections of not less than $15 million for October 2005, and thereafter. The Company is also required to maintain available cash, including amounts available for borrowing under the Revolving Facility, of not less than $1.5 million. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement.

The Company may terminate the Agreement at any time after February 16, 2007, by paying all outstanding indebtedness and any other payments due to the Lender and paying the Lender a termination fee of $850,000. The Company has granted the Lender a right of first refusal on future incurrences of secured debt financing, which right terminates six months after the termination of the Agreement.

EXERCISE OF WARRANTS

On February 14, 2005, holders of the $3.50 warrants exercised their warrants for 55,500 shares of the Company’s common stock, resulting in $194,250 of proceeds to the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

/s/ Richard E. McDonald
Richard E. McDonald
President, Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer,
Chairman of the Board of Directors
April 15, 2005

/s/ John W. Higbee
John W. Higbee
Director
April 15, 2005

/s/ Frederick R. Jackson, Sr.
Frederick R. Jackson, Sr.
Director
April 15, 2005

EXHIBIT INDEX

2.1	Asset Purchase Agreement made December 22, 2003, among Better Solutions, Inc., Superior Staffing Solutions, Inc., Craig Fusting, Charles Smith and Reginald Belden, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2004.

2.2	Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated April 30, 2004, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.1	Amendment Number One to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated May 19, 2004, incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.2	Amendment Number Two to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated May 28, 2004, incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.3	Pledge Agreement by and between World Health Alternatives, Inc. and certain shareholders of Pulse Healthcare Staffing, Inc., incorporated by reference to Exhibit 2.4 to Registrant’s Current Report on Form 8-K filed on June 3, 2004

2.2.4	Amendment Number Three to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated June 22, 2004, incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on November 15, 2004.

2.3	Asset Purchase Agreement among Curley and Associates, LLC, Noal Curley and Beth Curley and MedTech Medical Staffing of Orlando, Inc, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2004.

2.4	Asset Purchase Agreement among Better Solutions, Inc., World Health Alternatives, Inc, Travel Nurse Solutions, Inc. and Certain Shareholders thereof, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 26, 2004.

3.1(a)	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.1(b)	Amendment to Articles of Incorporation dated September 27, 2002, incorporated by reference to Exhibit 3.1(i) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed on October 10, 2002.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.3	Articles of Share Exchange of World Health Alternatives, Inc. with Better Solutions, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

3.4	Executed Agreement and Plan of Share Exchange between World Health Alternatives, Inc. and Better Solutions, incorporated by reference to Exhibit 3.3 to Registrant’s Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form SB-2 filed on April 30, 2003.

4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form SB-2 filed on March 28, 2002.

4.2	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated December 24, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on January 14, 2004.

4.3	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated December 14, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8/K filed on January 5, 2004.

4.4	First Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.5	Second Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.6	Third Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.7	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.8	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.9	Stock Purchase Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.10	Registration Rights Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.11	Form of Stock Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.12	Form of Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.13	Form of Registration Rights Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2004

4.14	Form of Securities Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.15	Form of Registration Rights Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.16	Form of Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.17	Form of Securities Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on October 28, 2004.

4.18	Form of Stock Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on January 3, 2005.

10.1	Agreement with Amerisource Funding, Inc., incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.2	Agreement with PNC Bank, N.A., incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.3	Real property lease agreement between Penn Center Management Corporation and Better Solutions, Inc., incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.4	Revolving Credit, Term Loan and Security Agreement by and among WORLD HEALTH ALTERNATIVES, INC., a Florida corporation and BETTER SOLUTIONS, INC., a Pennsylvania corporation, JC NATIONWIDE, INC., a Delaware corporation, MEDTECH MEDICAL STAFFING OF NEW ENGLAND, INC., a Delaware corporation, MEDTECH FRANCHISING, INC., a Delaware corporation, WORLD HEALTH STAFFING, INC., a California corporation, and WORLD HEALTH STAFFING, INC., a Delaware corporation, and CAPITALSOURCE FINANCE LLC, a Delaware limited liability company. dated February 14, 2005, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2005.

14.1	Code of Business Conduct, incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB filed on April 20, 2004.

21.1	Subsidiaries of Registrant

24.1	Power of Attorney of John W. Higbee.

24.2	Power of Attorney of Frederick R. Jackson, Sr.

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.