Form 10KSB/A
period 2004-12-31
WORLD HEALTH ALTERNATIVES INC
filed 2005-05-16
CIK 1169709

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

On October 19, 2004, Eric Allison, the Controlling Management Shareholder of Pulse, filed suit in the Superior Court of the State of California, for the County of Placer, naming us and others as defendants. The suit alleged, in part, that we had not paid all amounts due in connection with the acquisition and sought, among other things, alleged unpaid principal, interest, damages, and attorneys’ fees and costs.

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

Curley and Associates, LLC Acquisition. Effective June 1, 2004, we acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, LLC, a Florida corporation (“CurleyMed”). Curley Med was a medical staffing company located in Sanford, Florida, which specialized in travel placements of allied healthcare professionals. CurleyMed had approximately 200 clients in over 40 states. The terms of the asset purchase included a $200,000 cash payment at closing, an $800,000 short-term promissory note, a $525,000 eighteen month promissory note and 662,025 shares of our restricted common stock valued at $2.42 per share. Additionally, the owners of CurleyMed will receive contingent payments in the form of an earnout equal to the greater of 25% of the gross profit attributable to the acquired business in 2004, 2005 and 2006 or 50% of the net income in 2004, 2005 and 2006. We have retained several of CurleyMed’s key employees and transferred its operations into our wholly owned subsidiary, World Health Staffing, Inc.

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

Parker Services, Inc. Acquisition. On December 31, 2004, pursuant to an Asset Purchase Agreement (the “Agreement”), we completed the acquisition of substantially all of the assets of Parker Services, Inc. (“Parker Services”), a company based in Seattle, Washington that provided medical, administrative and professional staffing and had been in business for over twenty-five years. Pursuant to the Agreement, we purchased the assets for $3,200,000 in cash paid at closing, 182,481 shares of our restricted common stock, the assumption of approximately $260,000 of Parker Services’ existing operating debt, and $4,000,000 in cash, plus interest, in the form of a promissory note payable over two years. We have retained Parker Services’ management team and key employees. Although Parker Services’ operations have been transferred into our wholly owned subsidiary, World Health Staffing, Inc., it will continue to do business under its brand name of “Parker Services”.

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

Crusader Investments, LLC Matter. On February 17, 2005, we filed a lawsuit against Crusader Investments, LLC (“Crusader”), in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned World Health Alternatives, Inc. v. Crusader Investments, LLC, No. GD05-004159. The Complaint seeks damages against Crusader based on allegations that Crusader breached its contractual obligation pursuant to an agreement between the parties (the “Agreement”) to provide us with financial advisor services in connection with certain merger and acquisition activities. The Company also seeks damages for professional negligence, for commercial disparagement based on alleged false and misleading statements made by Crusader about us, and for Crusader’s alleged unlawful use of our name and service mark on Crusader’s website. Lastly, we ask the court to declare that we presently have no contractual obligations to Crusader. On April 28, 2005, Crusader removed the case to the United States District Court for the Western District of Pennsylvania, Civ. Action No. 05-0554. On May 4, 2005, we filed an amended complaint, which added Transaction Advisory Services, LLC (“TAS”), a subsidiary of Crusader, as a party, since, following the initiation of our lawsuit, Crusader allegedly assigned its rights under the Agreement to TAS.

Following its receipt of service of our lawsuit, Crusader Investments assigned its rights under the Agreement with us to TAS (“Crusader/TAS”), which then initiated a lawsuit against us pursuant to a Summons with Notice filing in the Supreme Court of the State of New York, County of Suffolk, captioned Transaction Advisory Services, LLC v. World Health Alternatives, Inc., Index No. 05778, on March 11, 2005 (the “Crusader/TAS lawsuit”). On April 14, 2005, we served a Demand for Complaint in that case and then removed the case to the United States District Court for the Eastern District of New York on April 15, 2005, Case No. 05 Civ. 1858. On or about April 27, 2005, Crusader/TAS filed a Complaint alleging that we breached an agreement with Crusader Investments pursuant to which Crusader Investments was to serve as our exclusive financial advisor with respect to our merger, acquisition and related capital-raising transactions. The lawsuit seeks compensatory damages that Crusader/TAS claims are not less than $2.2 million, plus interest, costs and other disbursements.

On or about May 6, 2005, Crusader filed a single count Complaint in the United States District for the Eastern District of New York, captioned Crusader Investments LLC v. World Health Alternatives, Inc., Case No. 05 Civ. 2219, alleging that we made false and misleading statements that defamed Crusader (the “Crusader lawsuit”). The statements at issue were set forth in a press release we issued on April 19,2005, and in our 10KSB for the fiscal year ended December 31, 2004, which statements discussed the factual and legal basis for our pending lawsuit against Crusader and our view of certain statements set forth in a press release issued by Crusader on April 18, 2005. Crusader’s lawsuit requests compensatory damages of not less than $1 million, punitive damages, plus interest, costs and other disbursements.

We intend to vigorously pursue our claims against Crusader and Transaction Advisory Services, LLC in our lawsuit, as well as defend ourselves against the Crusader/TAS lawsuit and the Crusader lawsuit. Because these matters are still in their early stages, we are unable to predict their outcome or reasonably estimate our potential exposure in the two matters in which we are a defendant.

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

Between October 1, 2004 and November 8, 2004, the debenture holders that were parties to the August 4, 2004 financing transaction converted all $6,682,500 of debentures issued in the August 2004 financing into 3,108,140 shares of our common stock. As a result of the conversion of all of the debentures, we recognized $4,820,477 of non-cash interest expense in the quarter ending December 31, 2004 for the accretion of the debentures to face value. The conversion resulted in an approximate $2.26 million increase to Stockholders’ Equity in the quarter ending December 31, 2004.

Between November 15 and 18, 2004, debenture holders from the August 4, 2004 financing transaction acquired an aggregate of 932,442 shares of our restricted common stock by exercising warrants repriced to a $2.15 per share exercise price, for a total investment of $2,004,750.

•	October 22, 2004 Debt Financing

Effective October 22, 2004, we closed on a financing transaction with a group of private investors (“Investors”) of up to $11,825,000. The financing consisted of two components: (a) $11,825,000 Principal Amount of Debentures, at an interest rate of 7% per annum and (b) Warrants registered in the name of each Investor to purchase up to a number of shares of our common stock equal to 25% of such Investor’s Subscription Amount divided by the Closing Price for our common stock on October 22, 2004 of $3.94. The Investors have the right to purchase an aggregate of 754,913 shares of our restricted common stock. The Warrants have an exercise price of 105% of the average of our five Closing Prices for the five business days prior to October 22, 2004, resulting in an exercise price of $4.425 per share. The Warrant, which expires three years from the date of issuance, results in proceeds of $3,340,490 to us upon its exercise.

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

Of the total proceeds from the issuance of the Preferred Stock, $3,003,591 was allocated to the warrants associated with the preferred stock as the estimated fair value and classified as a liability as the warrants were determine to qualify for derivative accounting. The amount allocated to the conversion feature of $6,850,491 was classified as additional paid-in capital. An amount of $7,534,503 was accreted back to the preferred stock as the preferred stock is immediately convertible into the Company’s common stock. A preferred stock dividend of $7,534,503 was recognized related to this transaction for the three months and year ended December 31, 2004.

The Company previously filed these consolidated financial statements as of December 31, 2004 and 2003 on April 15, 2005 with the Securities and Exchange Commission (“SEC”). At that time, the Company was in consultation with members of the Office of the Chief Accountant of the SEC regarding the application of Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to the redemption and conversion features of the preferred stock issued in December 2004. The Company determined that the appropriate treatment of the redemption and conversion features of the preferred stock did not result in derivative accounting treatment, but did cause the preferred stock to remain classified as mezzanine (“temporary”) equity. Additionally, the Company determined that the warrants to purchase 1,068,583 of common stock sold with the preferred stock qualify as a derivative under FAS133. Therefore, the value of the warrants at inception (December 15, 2004) of $3,003,591 as determined using the Black-Scholes model was recorded as a liability. A mark-to-mark adjustment of $228,560 in expense was recorded during the period December 15 to December 31 to arrive at the value of the warrants at December 31, 2004 of $3,232,151. As a result of the application of the accounting guidance noted above, the financial statements and Note 13 – Common Stock, have been revised to reflect the appropriate treatment of the preferred stock transaction.

Other expense recognized related to this transaction was $228,560 for the three months and year ended December 31, 2004 for mark to market accounting relative to the redemption and conversion features of the preferred stock.

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

Revenue

We derive revenue principally from four sources:

•	Contract Placement Fees: We charge an hourly rate for all temporary placements. These hourly rates may vary depending on the position, the candidate’s qualifications, length of the assignment and the current market demands. Our temporary placement fees generally range from $18 to $210 per hour. Contract placement fees represented approximately 94% of our revenues for the year ended December 31, 2004.

•	Conversion Fees: We charge our clients a conversion fee when they hire our candidates permanently following a contract placement for a specified period of time. Our conversion fees are based on a percentage (generally 20%) of the individual’s initial annual salary. That percentage, however, typically is reduced based on the number of hours the candidate has billed once the term of the contract placement has exceeded approximately six months. Our conversion fees generally range from $2,000 to $40,000 per placement.

•	Permanent Placement Fees: We charge a permanent placement fee when a client hires our candidate on a permanent basis. The permanent placement fee is based on the candidate’s initial annual salary. Our permanent placement fees generally range from $2,000 to $40,000 per placement. Permanent placement fees and conversion fees together represented approximately 6% of our revenues for the year ended December 31, 2004.

•	“$2.00 Employee” Fees: We charge an hourly rate equal to $2.00 plus all of the costs that we incur in connection with employing that candidate (i.e., hourly wage, benefits, insurance and taxes). These fees and costs in the aggregate generally range from $6,500 to $13,000 per month. Such fees represented less than 1% of our revenues for the year ended December 31, 2004.

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

Operating Income. Operating income decreased by $605,698 or 412% to an operating loss of $487,425 for the year ended December 31, 2004 from an operating income of $118,273 for the year ended December 31, 2003. The decrease in the operating profit was a direct result of the aforementioned significant increase in gross profit offset by increases in selling, marketing and administrative expenses, which included $1,809,308 of non-cash amortization expenses of the intangible assets created by the recent acquisitions and a charge of $170,399 for the issuance of restricted common stock of the Company to employees and non-employee directors for prior service.

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

Other Income (Expense). The current year’s other income included a $234,274 gain on the extinguishment of debt related to financing received and retired in the fourth quarter of 2004 and a $555,176 loss on the extinguishment of debt related to convertible debentures issued in October 2004. Additionally, other expense included $228,560 relative to the mark to market of the warrants sold with the preferred stock.

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

Liquidity and Capital Resources

Year Ending December 31, 2004. During the year ended December 31, 2004, the Company’s cash increased by $695,522 to $928,135. Cash provided by financing activities of $38,790,574 was partially offset by cash utilized by investing activities of $22,760,979 and cash utilized by operating activities $15,334,073.

Cash provided by financing activities include the proceeds from five private placements of the Company’s securities for $41,615,100, including two private placements of common stock in January 2004 for $1,645,572, which was net of $454,428 of costs incurred in connection with the private placements, $8,982,619 of net proceeds from the August 2004 private placement of securities consisting of a common stock portion and a convertible debenture portion, which were net of $780,244 of costs incurred in connection with this private placement, net proceeds of $10,304,990 from the October 2004 private placement of convertible debentures, which were net of $688,510 of investment banking fees, and $10,216,192 net proceeds from the December 2004 private placement of Series A convertible preferred stock, which was net of $684,012 of investment banking fees. Additionally, the Company received cash from financing activities of $6,964,355 from the exercise of warrants issued in connection with the private placements in December 2003, January 2004 and August 2004, which were net of $560,375 of investment banking fees, $3,241,798 relative to the Company’s cash overdraft whereby the Company had written checks that had not cleared its financial institutions at December 31, 2004, $3,010,420 of net advances from a related party to fund operations, a net $2,777,254 increase in amounts due to factors and $4,922,976 of proceeds from the issuance of notes payable and short-term loans. These cash inflows were partially offset by a total of $17,974,169 of payments on notes payable which primarily included the initial payment of $1,585,000 due to Superior Staffing made in January 2004, $591,940 of payments on a notes payable assumed by the Company as part of the Superior Staffing acquisition, a $340,396 payment to pay off the note payable assumed as part of the Care For Them acquisition and a total of $9,186,160 of payments made relative to the Pulse Healthcare Staffing acquisition subsequent to the closing, $1,250,520 of payments relative to the CurleyMed acquisition subsequent to the closing, the repayment of $1,170,513 on a line of credit assumed in the Travel Nurse Solutions acquisition, the repayment of a $1,320,000 short-term loan and the $2,106,182 repayment of a bridge loan. Additionally, $5,767,160 was paid to redeem the portion of the October 2004 debentures not converted into restricted common stock of the Company.

Cash utilized by investing activities included $22,396,356 for the acquisitions of Pulse Healthcare Staffing, Care For Them, CurleyMed Staffing, Travel Nurse Solutions, J&C Nationwide and Parker Services, which occurred in April 2004, May 2004, June 2004, October 2004, November 2004 and December 2004, respectively. This cash usage is net of $79,947 of cash acquired with the stock purchase of Pulse Healthcare Staffing. Additionally, $187,123 of cash was used for the purchase of property, plant and equipment and a $177,500 increase deferred costs relating to a financing consummated in February 2005.

Cash used by operating activities totaled $15,334,073 in the year ended December 31, 2004. These cash outflows included an increase in accounts receivable of $1,711,390 primarily due to operations acquired in the second and fourth quarters of 2004, a $258,378 increase in other current assets, a $18,190 decrease in accrued income taxes payable for payments made in the current year, a $2,435,391 decrease in accounts payable, a $293,378 decrease in accrued liabilities related to the timing of payments, a gain of $234,274 from the extinguishment of debt related to financing received and retired in the fourth quarter of 2004 and the loss of $14,811,651. These cash outflows were partially offset by cash inflows, including a $68,388 increase in the accrual for malpractice liability assumed in our acquisition of J&C Nationwide, $170,399 of restricted stock issued to employees and non-employee directors for services, $2,045,929 of depreciation and amortization, a $555,176 loss on the redemption of the October 2004 debentures converted and redeemed in December 2004, and $228,560 for the mark to market adjustment relative to the warrant liability related to the preferred stock transaction.

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

Factoring Agreement with Advance Payroll Funding, Inc. Advance Payroll Funding, Inc. acts as our factor for the majority of our receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Advance Payroll Funding, Inc. include a flat rate of 1.2% for the first 10 days an account is outstanding. An additional fee of 0.60% is payable for each 10-day period that an account is outstanding after the initial 10 days. For the year ended December 31, 2004 and 2003, the factoring charge amounted to $764,541 and $0, respectively. Our obligations to Advance Payroll Funding, Inc. are collateralized by substantially all of our assets. Maximum funding under the Advance Payroll Funding, Inc. agreement is $10,000,000. The credit line is a ninety-day revolving line of credit with a 3.5% initial factoring charge. It is collateralized by the specific receivables against which the money was loaned. We may repurchase the factored receivables at any time before they are 90 days old, at which time we must repurchase them. The factoring agreement was refinanced with the proceeds from the financing consummated on February 14, 2005 with Capital Source Finance, LLC

As of December 31, 2004, we had $9,658,744 of customer receivables assigned to the factor providing the secondary credit facility.

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

Other long-term obligations includes a related party loan of $3,010,420 from Richard McDonald, our President and Chief Executive Officer, $21,999,446 of short-term debt and $8,630,391 of secured financing from our factor.

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

PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) as filed with the Securities and Exchange Commission on May 2, 2005, is incorporated herein by reference in response to this Item 9.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act as filed with the Securities and Exchange Commission on May 2, 2005, is incorporated herein by reference in response to this Item 10.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act as filed with the Securities and Exchange Commission on May 2, 2005, is incorporated herein by reference in response to this Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act as filed with the Securities and Exchange Commission on May 2, 2005, is incorporated herein by reference in response to this Item 12.

ITEM 13. EXHIBITS

2.1	Asset Purchase Agreement made December 22, 2003, among Better Solutions, Inc., Superior Staffing Solutions, Inc., Craig Fusting, Charles Smith and Reginald Belden, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2004.

2.2	Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated April 30, 2004, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.1	Amendment Number One to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated May 19, 2004, incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.2	Amendment Number Two to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated May 28, 2004, incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.3	Pledge Agreement by and between World Health Alternatives, Inc. and certain shareholders of Pulse Healthcare Staffing, Inc., incorporated by reference to Exhibit 2.4 to Registrant’s Current Report on Form 8-K filed on June 3, 2004

2.2.4	Amendment Number Three to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated June 22, 2004, incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on November 15, 2004.

2.3	Asset Purchase Agreement among Curley and Associates, LLC, Noal Curley and Beth Curley and MedTech Medical Staffing of Orlando, Inc, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2004.

2.4	Asset Purchase Agreement among Better Solutions, Inc., World Health Alternatives, Inc, Travel Nurse Solutions, Inc and Certain Shareholders thereof, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 26, 2004.

3.1(a)	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.1(b)	Amendment to Articles of Incorporation dated September 27, 2002, incorporated by reference to Exhibit 3.1(i) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed on October 10, 2002.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.3	Articles of Share Exchange of World Health Alternatives, Inc. with Better Solutions, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

3.4	Executed Agreement and Plan of Share Exchange between World Health Alternatives, Inc. and Better Solutions, incorporated by reference to Exhibit 3.3 to Registrant’s Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form SB-2 filed on April 30, 2003.

4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form SB-2 filed on March 28, 2002.

4.2	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated December 24, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on January 14, 2004.

4.3	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated December 14, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8/K filed on January 5, 2004.

4.4	First Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.5	Second Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.6	Third Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.7	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.8	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.9	Stock Purchase Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.10	Registration Rights Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.11	Form of Stock Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.12	Form of Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.13	Form of Registration Rights Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2004

4.14	Form of Securities Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.15	Form of Registration Rights Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.16	Form of Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.17	Form of Securities Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on October 28, 2004.

4.18	Form of Stock Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on January 3, 2005.

10.1	Agreement with Amerisource Funding, Inc., incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.2	Agreement with PNC Bank, N.A., incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.3	Real property lease agreement between Penn Center Management Corporation and Better Solutions, Inc., incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.4	Revolving Credit, Term Loan and Security Agreement by and among WORLD HEALTH ALTERNATIVES, INC., a Florida corporation and BETTER SOLUTIONS, INC., a Pennsylvania corporation, JC NATIONWIDE, INC., a Delaware corporation, MEDTECH MEDICAL STAFFING OF NEW ENGLAND, INC., a Delaware corporation, MEDTECH FRANCHISING, INC., a Delaware corporation, WORLD HEALTH STAFFING, INC., a California corporation, and WORLD HEALTH STAFFING, INC., a Delaware corporation, and CAPITALSOURCE FINANCE LLC, a Delaware limited liability company. dated February 14, 2005, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2005.

14.1	Code of Business Conduct, incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB filed on April 20, 2004.

21.1	Subsidiaries of Registrant*

24.1	Power of Attorney of John W. Higbee.*

24.2	Power of Attorney of Frederick R. Jackson, Sr.*

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of World Health Alternatives, Inc. at December 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These financial statements were previously issued and reported on, by us, on April 14, 2005. Since our report dated April 14, 2005 the Company has determined the appropriate accounting for the preferred stock transaction in December 2004 in conformity with the provisions of Financial Accounting Standards Board Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock as more fully described in Note 18.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

April 14, 2005, except for Note 18

which is April 28, 2005

World Health Alternatives, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash	$928,135	$177,699
Accounts receivable-trade, net of allowance for doubtful accounts of $173,871 in 2004	20,249,101	1,357,358
Accounts receivable-other	88,212	75,000
Prepaid expenses	1,614,816	148,309

Total current assets	22,880,264	1,758,366

Property, plant and equipment, net	2,240,840	120,992

Intangible assets	16,293,616	3,231,793

Other Assets	177,500	38,000

Goodwill	59,003,202	152,207

Total assets	$100,595,422	$5,301,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$3,241,798	$—
Accounts payable	4,516,620	25,032
Related party loan	3,010,420	—
Secured borrowings from factors	8,630,391	242,101
Short-term notes payable	21,999,446	—
Accrued liabilities	2,930,918	189,190
Income taxes payable	—	18,190
Deferred income taxes payable	7,294	7,294
Warrant liability	3,232,151	—
Current portion of notes payable and capital leases	2,302,640	1,874,601

Total current liabilities	49,871,678	2,356,408

Long Term Liabilities:
Notes Payable and capital leases, net of current portion	2,915,640	760,399
Malpractice liability	2,470,345	—

Total liabilities	55,257,663	3,116,807

Redeemable Series A Convertible Preferred stock, $1,000 par value; 13,000 shares authorized, 12,823 and -0- shares issued and outstanding at December 31 2004 and 2003, respectively	7,934,838	—

Shareholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value; 200,000,000 shares authorized, 44,099,450 and 23,638,243 shares issued and outstanding at December 31 2004 and 2003, respectively	4,410	2,364
Additional Paid In Capital	58,285,444	2,068,869
Retained earnings (deficit)	(20,886,933)	113,318

Total shareholders’ equity	37,402,921	2,184,551

Total liabilities and shareholders’ equity	$100,595,422	$5,301,358

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Years Ended December 31, 2004 and 2003

	2004	2003
Sales	$40,339,739	$3,693,337
Cost of sales	30,096,742	2,093,543

Gross profit	10,242,997	1,599,794
Selling, marketing, and administrative expenses	10,730,422	1,481,521

Operating income (loss)	(487,425)	118,273
Other income (expense):
Interest expense	(12,396,078)	(152,050)
Gain on extinguishment of debt	234,274	—
Loss on extinguishment of debt	(555,176)	—
Interest income	5,442	683
Other expense	(228,560)	—

Total other income (expense)	(12,940,098)	(151,367)

Net loss before income tax	(13,427,523)	(33,094)
Income tax expense (benefit)	—	(1,516)

Net loss	$(13,427,523)	$(31,578)

Preferred stock dividends	(38,225)	—
Discount attributable to beneficial conversion privileges on preferred stock	(7,534,503)	—

	(7,572,728)	—

Net income (loss) applicable to common stock	$(21,000,251)	$(31,578)

Net income (loss) per share:	$(0.67)	$0.00

Weighted average common shares outstanding	31,297,050	37,609,013

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

for the Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	—	$—	$33,000,000	$3,300	$12,558)	$144,896	$160,754
Common stock issued in share exchange	—	—	4,725,400	473	(473)	—	—
Common stock issued for services	—	—	3,357,500	335	167,540	—	167,875
Common stock cancelled	—	—	(1,750,000)	(175)	(87,325)	—	(87,500)
Common stock cancelled	—	—	(18,750,000)	(1,875)	1,875	—	—
Common stock issues in connection with Superior acquisition	—	—	305,343	31	399,969	—	400,000
Common stock issues in connection with private placement, net of $75,000 of issuance costs	—	—	2,750,000	275	1,574,725	—	1,575,000
Net loss - December 31, 2003	—	—	—	—	—	(31,578)	(31,578)

Balance, December 31, 2003	—	—	23,638,243	2,364	2,068,869	113,318	2,184,551
Issuance of shares in connection with private placements, net of $454,428 of issuance costs	—	—	2,100,000	210	1,645,362	—	1,645,572
Exercise of warrants for common stock, net of $560,375 of issuance costs	—	—	6,285,742	628	6,963,727	—	6,964,355
Issuance of common stock in connection with acquisitions	—	—	4,517,279	452	15,142,658	—	15,143,110
Issuance of common stock to employees	—	—	43,000	4	128,395	—	128,399
Issuance of common stock to non-employee directors	—	—	20,000	2	41,998		42,000
Issuance of shares in connection with August 2004 private placement, net of issuance costs of $780,244	—	—	2,158,750	216	3,537,040	—	3,537,256
Conversion of August 2004 debentures into common stock	—	—	3,108,140	311	10,807,815	—	10,808,126
Issuance of, redemption and conversion of October 2004 debentures into common stock	—	—	2,228,296	223	11,099,089	—	11,099,312
Issuance of Series A Convertible Preferred Stock	12,823	362,110	—	—	6,850,491	—	6,850,491
Accretion of beneficial conversion feature on Series A Convertible Preferred Stock	—	7,534,503	—	—	—	(7,534,503)	(7,534,503)
Accrual of Preferred Stock dividend	—	38,225	—	—	—	(38,225)	(38,225)
Net loss - December 31, 2004	—	—	—	—	—	(13,427,523)	(13,427,523)

Balance, December 31, 2004	12,823	$7,934,838	44,099,450	$4,410	$58,285,444	$(20,886,933)	$37,402,921

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	(13,427,523)	(31,578)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,021,928	17,068
Stock issued for services	170,399	80,375
Mark to market adjustment of warrant liability	228,560
Gain on extinguishment of debt	(234,274)	—
Loss on redemption of debt	555,176	—
(Increase) decrease in, net of effects from acquisitions:
Accounts receivable	(1,711,390)	(37,819)
Other current assets	(258,378)	(147,794)
Increase (decrease) in:
Accounts payable	(2,435,391)	(13,688)
Accrued liabilities	(293,378)	23,968
Malpractice liability	68,388	—
Income taxes payable	(18,190)	(8,810)
Deferred income taxes payable	—	7,294

Net cash used in operating activities	(15,334,073)	(110,984)

Cash flows from investing activities:
Purchases of property, plant and equipment	(187,123)	(28,466)
Cash paid in acquisition of businesses	(22,531,727)	(1,500,000)
Cash acquired in acquisition of businesses	135,371	—
Increase in deferred costs	(177,500)	(38,000)

Net cash used by investing activities	(22,760,979)	(1,566,466)

Cash flows from financing activities:
Net proceeds from private placement of stock and debentures	41,615,100	1,575,000
Net proceeds from exercise of stock warrants	6,964,355	—
Net increase (decrease) in secured borrowings from factors	2,777,254	(34,715)
Cash overdraft	3,241,798	—
Redemption of debenture	(5,767,160)	—
Payment of notes payable	(17,974,169)	—
Proceeds from note payable	4,922,976	250,000
Net advances from related party	3,010,420	—

Net cash provided by financing activities	38,790,574	1,790,285

Net increase in cash and cash equivalents	695,522	112,835
Cash and cash equivalents, beginning of year	177,699	64,864

Cash and cash equivalents, end of year	928,135	177,699

Supplementary disclosure of cash and non-cash activities:
Cash paid for interest	1,813,024	152,050

Cash paid for income taxes	18,190	—

Cancelled common stock	—	87,500

Note payable issued as part of acquisitions	21,740,530	2,385,000

Common Stock issued for acquisitions	15,143,110	400,000

Accretion of Convertible Debentures	7,534,503	—

Mark-to-market adjustment of warrant liability	228,560	—

See accompanying notes to financial statements.

World Health Alternatives, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS

World Health Alternatives, Inc. (the “Company”) and its wholly owned subsidiaries provide medical staffing services to hospitals and other healthcare facilities. The Company places medical professionals, such as nurses, doctors, pharmacists and medical technicians, on either an hourly or permanent consulting basis and charges their clients a fee for this service. The Company has provided staffing services to over 3,000 healthcare facilities throughout the United States and operates offices in Alabama, California, Florida, Georgia, Massachusetts, New Hampshire, North Carolina, Pennsylvania, Ohio, Oregon, Utah and Washington.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	2004	2003
Computers and equipment	$1,071,630	$124,124
Leasehold Improvements	628,541	—
Furniture and fixtures	785,900	30,289

	$2,486,071	153,603
Less: accumulated depreciation	(245,231)	(32,611)

	$2,240,840	$120,992

Depreciation expense for the years ended December 31, 2004 and 2003 was $212,620 and $17,068, respectively.

NOTE 4 - INTANGIBLE ASSETS

At December 31, 2004 and 2003 intangible assets consisted of the following:

	December 31, 2004	December 31, 2003
Covenants Not to Compete	$5,576,449	$2,038,993
Consultant Databases	5,054,488	1,192,800
Customer Lists	6,254,209	—
Employment Agreements	1,209,000	—
Contract Rights	8,778	—

	18,102,924	3,231,793
Accumulated Amortization	(1,809,308)	—

Net	$16,293,616	$3,231,793

Amortization expense or intangibles for the year ended December 31, 2004 was $1,809,308.

Estimated annual amortization expense for the intangibles will be as follows for the years ending December 31, 2005 – 2009 and thereafter.

For the Year Ending December 31,
2005	$3,537,293
2006	3,537,293
2007	3,288,447
2008	3,134,293
2009	1,541,666
Thereafter	1,254,624

16,293,616

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

NOTE 7 - INCOME TAXES

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax liabilities:
Depreciation	$(5,595)	$(6,205)
Goodwill	(51,878)	—
Other	—	(1,089)

Total deferred tax liabilities	(57,473)	(7,294)
Deferred tax assets:
Net operating loss	152,031	—

Total deferred tax assets	152,031	—

Net deferred tax assets	94,558	—
Valuation allowance for deferred tax assets	(87,264)	—

Deferred tax liabilities	$(7,294)	$(7,294)

Significant components of the provision (benefit) for income taxes are as follows:

	2004	2003
Federal
Current	$—	$(15,384)
Deferred	66,272	10,897

	66,272	(4,505)
State
Current	—	$6,574
Deferred	(160,830)	3,420

	(160,830)	9,994
Change in valuation allowance	94,558	(7,005)

Total income tax provision (benefit)	$—	$(1,516)

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

	2004	2003
Tax at statutory rate (benefit)	$(4,565,358)	$(11,252)
State income taxes, net of federal tax benefit	(106,148)	6,596
Effect of non-temporary differences	3,957,776	10,145
Other	619,172	—
Change in valuation allowance	94,558	(7,005)

	$—	$(1,516)

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

On January 8, 2003, the Company entered into a promissory note agreement with PNC Bank providing for a $250,000 revolving line of credit. Under the terms of the agreement, the Company is required to pay a 7.25% per annum interest rate on any unpaid principal balance. The note matured on January 8, 2005 and is secured by the personal property of the Chief Executive Officer of the Company who is a significant shareholder of the Company. Payment of the promissory note was deferred until the February 14, 2005 closing of the Capital Source Finance, LLC financing, (see note 17).

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

At December 31, 2004, short-term notes included $800,000 due a minority option holder of the former Parker Services, Inc., John Sercu, the Chief Operating Officer of the Company, the timing of the payment of which will be determined between the minority option holder and the Company. To date, the $800,000 payment has not been made (see Note 12).

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

The preferred stock is convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which would result in the issuance of 4,274,333 shares of the Company’s common stock if all shares were converted.

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

The preferred stock contains provisions requiring the redemption of the unconverted balance in cash for a number of pre-defined events that include a 1/3 change in control of the Company’s shareholders. The determination formula is based upon a number of factors, including the price of the Company’s volume weighted average price. The redemption liability at December 31, 2004 was $17,482,023.

Of the total proceeds from the issuance of the preferred stock, $3,003,591 was allocated to the warrants associated with the preferred stock as the estimated fair value and classified as a liability as the warrants were determined to qualify for derivative accounting. The amount allocated to the conversion feature of $6,850,491 was classified as additional paid in capital. An amount of $7,534,503 was accreted back to the preferred stock as the preferred stock is immediately convertible into the Company’s common stock. Non-cash preferred dividends recognized related to this transaction were $7,534,503 for the year ended December 31, 2004, due to the immediate accretion of the beneficial conversion feature and $38,225 for cumulative preferred dividends for the period December 15 to 31, 2004.

The preferred stock was classified as mezzanine (temporary) equity due to the aforementioned redemption feature.

Other expense recognized related to this transaction was $228,560 for the year ended December 31, 2004 for mark to market accounting relative to the warrants issued with the preferred stock.

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

Effective December 15, 2003, in conjunction with the financing transaction discussed in Note 15, the Company redeemed 1,375,000 common shares each from Marc Roup and Richard McDonald, executive officers of the Company, in connection with the 2,750,000 common share issuance.

NOTE 14 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2004	2003
Numerator:
Net Loss	$(13,427,523)	$(31,578)
Preferred stock dividends	(7,572,728)	—

Numerator for basic earnings per share-loss to common shareholders	(21,000,251)	$(31,578)

Effect of preferred stock dividend	(7,572,728)	—

Numerator for diluted earnings per share-loss to common shareholders after assumed conversion	$(13,427,523)	$(31,578)

Denominator:
Denominator for basic earnings per share—weighted average shares	31,297,050	37,609,013
Effect of dilutive securities:
Warrants	—	3,736

Dilutive potential common shares	—	3,736

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	31,297,050	37,612,749

Basic loss per share	$(0.67)	$0.00

Diluted loss per share	$(0.67)	$0.00

At December 31, 2004 and 2003, the Company had the following warrants outstanding:

Exercise Price	December 31, 2004	December 31, 2003
$0.60	—	3,333,300
$1.00	80,000	—
$1.50	—	1,000,000
$2.00	—	1,000,000
$2.596	167,062	—
$3.50	647,625	—
$3.86	1,068,583	—
$4.425	754,912	—

Total Warrants Outstanding	2,718,182	5,333,300

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

On October 19, 2004, Eric Allison, the Controlling Management Shareholder of Pulse, filed suit in the Superior Court of the State of California, for the County of Placer, naming the Company and others as defendants. The suit alleged, in part, that the Company had not paid all amounts due in connection with the acquisition and sought, among other things, alleged unpaid principal, interest, damages, and attorneys’ fees and costs.

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

Effective June 1, 2004, the Company acquired selected assets (primarily fixed assets) and assumed selected liabilities of Curley and Associates, LLC, a Florida corporation (“CurleyMed”). Curley Med was a medical staffing company located in Sanford, Florida, which specialized in travel placements of allied healthcare professionals. CurleyMed had approximately 200 clients in over 40 states. The terms of the asset purchase included a $200,000 cash payment by the Company at closing, an $800,000 short-term promissory note, a $525,000 eighteen month promissory note and 662,025 shares of the Company’s restricted common stock valued at $2.42 per share. Additionally, the owners of CurleyMed will receive contingent payments in the form of an earnout equal to the greater of 25% of the gross profit attributable to the acquired business in 2004, 2005 and 2006 or 50% of the net income attributable to the acquired business in 2004, 2005 and 2006. The Company expects to make an earnout payment in excess of $200,000 in 2005 relative to the results of CurleyMed in 2004. At December 31, 2004, goodwill relating to CurleyMed was $966,170. The Company has retained several of CurleyMed’s key employees and transferred its operations into its wholly owned subsidiary, World Health Staffing, Inc.

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

On December 31, 2004, pursuant to an Asset Purchase Agreement (the “Agreement”), the Company completed the acquisition of substantially all of the assets of Parker Services, Inc. (“Parker Services”), a company based in Seattle, Washington that provided medical, administrative and professional staffing and had been in business for over twenty-five years. Pursuant to the Agreement, the Company purchased the assets for $3,200,000 in cash paid at closing, 182,481 shares of its restricted common stock, the assumption of approximately $260,000 of Parker Services’ existing operating debt, and $4,000,000 in cash, plus interest, in the form of a promissory note payable over two years. The Company has retained Parker Services’ management team and key employees. Although Parker Services’ operations have been transferred into the Company’s wholly owned subsidiary, World Health Staffing, Inc., it will continue to do business under its brand name of “Parker Services”.

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

LEGAL MATTERS

On February 17, 2005, the Company filed a lawsuit against Crusader Investments, LLC (“Crusader”), in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned World Health Alternatives, Inc. v. Crusader Investments, LLC, No. GD05-004159. The Complaint seeks damages against Crusader based on allegations that Crusader breached its contractual obligation pursuant to an agreement between the parties (the “Agreement”) to provide the Company with financial advisor services in connection with certain merger and acquisition activities. The Company also seeks damages for professional negligence, for commercial disparagement based on alleged false and misleading statements made by Crusader about the Company, and for Crusader’s alleged unlawful use of the Company’s name and service mark on Crusader’s website. Lastly, the Company asks the court to declare that the Company presently has no contractual obligations to Crusader. On April 28, 2005, Crusader removed the case to the United States District Court for the Western District of Pennsylvania, Civ. Action No. 05-0554. On May 4, 2005, the Company filed an amended complaint, which added Transaction Advisory Services, LLC (“TAS”), a subsidiary of Crusader, as a party, since, following the initiation of the Company’s lawsuit, Crusader allegedly assigned its rights under the Agreement to TAS.

Following its receipt of service of the Company’s lawsuit, Crusader Investments assigned its rights under the Agreement to TAS (“Crusader/TAS”), which then initiated a lawsuit against the Company pursuant to a Summons with Notice filing in the Supreme Court of the State of New York, County of Suffolk, captioned Transaction Advisory Services, LLC v. World Health Alternatives, Inc., Index No. 05778, on March 11, 2005 (the “Crusader/TAS lawsuit”). On April 14, 2005, the Company served a Demand for Complaint in that case and then removed the case to the United States District Court for the Eastern District of New York on April 15, 2005, Case No. 05 Civ. 1858. On or about April 27, 2005, Crusader/TAS filed a Complaint alleging that the Company breached an agreement with Crusader Investments pursuant to which Crusader Investments was to serve as the Company’s exclusive financial advisor with respect to its merger, acquisition and related capital-raising transactions. The lawsuit seeks compensatory damages that Crusader/TAS claims are not less than $2.2 million, plus interest, costs and other disbursements.

On or about May 6, 2005, Crusader filed a single count Complaint in the United States District for the Eastern District of New York, captioned Crusader Investments LLC v. World Health Alternatives, Inc., Case No. 05 Civ. 2219, alleging that the Company made false and misleading statements that defamed Crusader (the “Crusader lawsuit”). The statements at issue were set forth in a press release the Company issued on April 19,2005, and in the Company’s 10-KSB for the fiscal year ended December 31, 2004, which statements discussed the factual and legal basis for the Company’s pending lawsuit against Crusader and its view of certain statements set forth in a press release issued by Crusader on April 18, 2005. Crusader’s lawsuit requests compensatory damages of not less than $1 million, punitive damages, plus interest, costs and other disbursements.

The Company intends to vigorously pursue its claims against Crusader and Transaction Advisory Services, LLC in the Company’s lawsuit, as well as defend itself against the Crusader/TAS lawsuit and the Crusader lawsuit. Because these matters are still in their early stages, the Company is unable to predict their outcome or reasonably estimate its potential exposure in the two matters in which it is a defendant.

EXERCISE OF WARRANTS

On January 27, 2005, holders of the $1.00 warrants exercised their warrants for 5,000 shares of the Company’s common stock, resulting in $5,000 of proceeds to the Company.

Between February 14 and March 3, 2005, holders of the $3.50 warrants exercised their warrants for 491,096 shares of the Company’s common stock, resulting in $1,718,836 of proceeds to the Company.

Between February 16 and March 23, 2005, holders of the $2.596 warrants exercised their warrants for 183,836 shares of the Company’s common stock, resulting in $516,813 of proceeds to the Company.

In conjunction with the aforementioned warrant exercises, the Company paid transaction costs of $185,313.

NOTE 18 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company previously filed these consolidated financial statements as of December 31, 2004 and 2003 on April 15, 2005 with the Securities and Exchange Commission (“SEC”). At that time, the Company was in consultation with members of the Office of the Chief Accountant of the SEC regarding the application of Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to the redemption and conversion features of the preferred stock issued in December 2004. The Company determined that the appropriate treatment of the redemption and conversion features of the preferred stock did not result in derivative accounting treatment, but did cause the preferred stock to remain classified as mezzanine (“temporary”) equity. Additionally, the Company determined that the warrants to purchase 1,068,583 of common stock sold with the preferred stock qualify as a derivative under FAS133. Therefore, the value of the warrants at inception (December 15, 2004) of $3,003,591 as determined using the Black-Scholes model was recorded as a liability. A mark-to-mark adjustment of $228,560 in expense was recorded during the period December 15 to December 31 to arrive at the value of the warrants at December 31, 2004 of $3,232,151. As a result of the application of the accounting guidance noted above, the financial statements and Note 13 – Common Stock, have been revised to reflect the appropriate treatment of the preferred stock transaction.

LEG

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

/s/ Richard E. McDonald
Richard E. McDonald
President, Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer,
Chairman of the Board of Directors
May 13, 2005

/s/ John W. Higbee
John W. Higbee
Director
May 13, 2005

/s/ Frederick R. Jackson, Sr.
Frederick R. Jackson, Sr.
Director
May 13, 2005

EXHIBIT INDEX

2.1	Asset Purchase Agreement made December 22, 2003, among Better Solutions, Inc., Superior Staffing Solutions, Inc., Craig Fusting, Charles Smith and Reginald Belden, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2004.

2.2	Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated April 30, 2004, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.1	Amendment Number One to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated May 19, 2004, incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.2	Amendment Number Two to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated May 28, 2004, incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on June 3, 2004.

2.2.3	Pledge Agreement by and between World Health Alternatives, Inc. and certain shareholders of Pulse Healthcare Staffing, Inc., incorporated by reference to Exhibit 2.4 to Registrant’s Current Report on Form 8-K filed on June 3, 2004

2.2.4	Amendment Number Three to Stock Purchase Agreement by and between World Health Alternatives, Inc., Pulse Healthcare Staffing, Inc. and all of the shareholders of Pulse Healthcare Staffing, Inc., dated June 22, 2004, incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on November 15, 2004.

2.3	Asset Purchase Agreement among Curley and Associates, LLC, Noal Curley and Beth Curley and MedTech Medical Staffing of Orlando, Inc, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2004.

2.4	Asset Purchase Agreement among Better Solutions, Inc., World Health Alternatives, Inc, Travel Nurse Solutions, Inc. and Certain Shareholders thereof, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 26, 2004.

3.1(a)	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.1(b)	Amendment to Articles of Incorporation dated September 27, 2002, incorporated by reference to Exhibit 3.1(i) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed on October 10, 2002.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed on March 26, 2002.

3.3	Articles of Share Exchange of World Health Alternatives, Inc. with Better Solutions, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

3.4	Executed Agreement and Plan of Share Exchange between World Health Alternatives, Inc. and Better Solutions, incorporated by reference to Exhibit 3.3 to Registrant’s Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form SB-2 filed on April 30, 2003.

4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form SB-2 filed on March 28, 2002.

4.2	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated December 24, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on January 14, 2004.

4.3	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated December 14, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8/K filed on January 5, 2004.

4.4	First Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.5	Second Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.6	Third Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 5, 2004.

4.7	Stock Purchase Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.8	Registration Rights Agreement between World Health Alternatives, Inc. and certain investors, dated January 22, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.9	Stock Purchase Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.10	Registration Rights Agreement between World Health Alternatives, Inc. and Guerrilla Partners, L.P., dated January 30, 2004, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on February 4, 2004.

4.11	Form of Stock Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.12	Form of Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.13	Form of Registration Rights Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2004

4.14	Form of Securities Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.15	Form of Registration Rights Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.16	Form of Warrant to purchase shares of World Health Alternatives, Inc., incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on August 13, 2004.

4.17	Form of Securities Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on October 28, 2004.

4.18	Form of Stock Purchase Agreement between World Health Alternatives, Inc. and Certain Investors, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on January 3, 2005.

10.1	Agreement with Amerisource Funding, Inc., incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.2	Agreement with PNC Bank, N.A., incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.3	Real property lease agreement between Penn Center Management Corporation and Better Solutions, Inc., incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form SB-2 filed on February 27, 2003.

10.4	Revolving Credit, Term Loan and Security Agreement by and among WORLD HEALTH ALTERNATIVES, INC., a Florida corporation and BETTER SOLUTIONS, INC., a Pennsylvania corporation, JC NATIONWIDE, INC., a Delaware corporation, MEDTECH MEDICAL STAFFING OF NEW ENGLAND, INC., a Delaware corporation, MEDTECH FRANCHISING, INC., a Delaware corporation, WORLD HEALTH STAFFING, INC., a California corporation, and WORLD HEALTH STAFFING, INC., a Delaware corporation, and CAPITALSOURCE FINANCE LLC, a Delaware limited liability company. dated February 14, 2005, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2005.

14.1	Code of Business Conduct, incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB filed on April 20, 2004.

21.1	Subsidiaries of Registrant*

24.1	Power of Attorney of John W. Higbee.*

24.2	Power of Attorney of Frederick R. Jackson, Sr.*

*	Filed previously

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.