Form 10QSB
period 2005-03-31
WORLD HEALTH ALTERNATIVES INC
filed 2005-05-16
CIK 1169709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 10, 2005, there were 46,879,382 shares of the registrant’s common stock outstanding.

World Health Alternatives, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

World Health Alternatives, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004 *
ASSETS
Current assets:
Cash	$473,033	$928,135
Accounts receivable-trade	25,319,348	20,249,101
Accounts receivable-other	17,704	88,212
Escrowed cash on financing	300,000	—
Prepaid expenses	2,922,148	1,614,816

Total current assets	29,032,233	22,880,264

Property, plant and equipment, net	2,149,709	2,240,840
Intangible assets	15,409,293	16,293,616
Deferred Financing Costs	1,374,554	177,500
Goodwill	64,870,351	59,003,202

Total assets	$112,836,140	$100,595,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$1,837,019	$3,241,798
Accounts payable	5,290,272	4,516,620
Related party loan	1,089,949	3,010,420
Other short term note payable	4,891,897	8,630,391
Short-term notes payable	3,873,248	21,999,446
Accrued liabilities	3,784,678	2,930,918
Deferred income taxes payable	7,294	7,294
Warrant derivative liability	1,910,181	3,232,151
Current portion of notes payable and capital leases	19,825,100	2,302,640

Total current liabilities	42,509,638	49,871,678

Long Term Liabilities:
Notes Payable and capital leases, net of current portion	9,749,778	2,915,640
Malpractice liability	2,044,500	2,470,345

Total liabilities	54,303,916	55,257,663

Redeemable Series A Convertible Preferred stock, $1,000 par value; 13,000 shares authorized, 12,823 shares issued and outstanding at March 31, 2005 and December 31 2004	8,150,610	7,934,838
Shareholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value; 200,000,000 shares authorized, 46,879,382 and 44,099,450 shares issued and outstanding at March 31, 2005 December 31 2004, respectively	4,688	4,410
Additional Paid In Capital	67,690,502	58,285,444
Retained earnings (deficit)	(17,313,576)	(20,886,933)

Total shareholders’ equity	50,381,614	37,402,921

Total liabilities and shareholders’ equity	$112,836,140	$100,595,422

*	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Statements of Condensed Consolidated Operations

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Sales	$40,477,810	$1,680,745
Cost of sales	28,979,240	1,015,293

Gross profit	11,498,570	665,452
Selling, marketing, and administrative expenses	7,886,303	840,449

Operating income (loss)	3,612,267	(174,997)
Other income (expense):
Interest expense	(1,146,454)	(71,100)
Other income	1,323,316	1,894

Total other income (expense)	176,862	(69,206)

Net loss before income tax	3,789,129	(244,203)
Income tax expense (benefit)	—

Net income (loss)	$3,789,129	$(244,203)

Preferred stock dividend	(215,772)	—

Net income (loss) applicable to common stock	$3,573,357	$(244,203)

Net income per share - Basic:	$0.08	$(0.01)

Net income per share - Diluted:	$0.08	$(0.01)

Weighted average common shares outstanding, Basic	45,699,108	25,221,759

See accompanying notes to condensed consolidated financial statements.

World Health Alternatives, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

for the Three Months Ended March 31, 2005

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	44,099,450	$4,410	$58,285,444	$(20,886,933)	$37,402,921
Exercise of stock warrants, net of transaction costs of $185,313	679,932	68	2,055,268	—	2,055,336
Preferred stock dividend, paid in kind	—	—	—	(215,772)	(215,772)
Litigation settlement with former majority owner of Pulse Healthcare Staffing	2,100,000	210	7,349,790	—	7,350,000
Net income – March 31, 2005				3,789,129	3,789,129

Balance at March 31, 2005	46,879,382	$4,688	$67,690,502	$(17,313,576)	$50,381,614

See accompanying notes to consolidated financial statements.

World Health Alternatives, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,789,129	$(244,203)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,213,272	172,504
Other non-cash income	(1,321,970)	—
Bad debt expense	80,000	—
(Increase) decrease in, net of effects from acquisitions:
Accounts receivable	(5,079,739)	85,085
Other current assets	(1,307,332)	42,735
Increase (decrease) in:
Accounts payable	773,652	60,126
Accrued liabilities	853,760	26,614
Malpractice liability	(425,845)	—
Income taxes payable	—	(12,000)

Net cash provided (used) in operating activities	(1,425,073)	130,861

Cash flows from investing activities:
Purchases of property, plant and equipment	(178,054)	(4,866)
(Increase) decrease in deferred costs	(1,404,481)	(103,826)

Net cash used by investing activities	(1,582,535)	(108,692)

Cash flows from financing activities:
Net proceeds from private placement of stock	—	1,655,000
Net proceeds from exercise of stock warrants	2,055,336	—
Net increase (decrease) in secured borrowings from factors	(3,738,494)	345,356
Cash overdraft	(1,404,779)	—
Payment of note payable assumed from Superior Staffing	—	(591,940)
Payment of notes payable	(17,907,885)	(1,585,000)
Proceeds from note payable	25,468,799	—
Net advances (repayment) from related party	(1,920,471)	25,000

Net cash provided (used) by financing activities	2,552,506	(151,584)

Net decrease in cash and cash equivalents	(455,102)	(129,415)
Cash and cash equivalents, beginning of year	928,135	177,699

Cash and cash equivalents, period	$473,033	$48,284

Supplementary disclosure of cash and non-cash activities:
Cash paid for interest	$1,143,596	$45,025

Cash paid for income taxes	$—	$12,000

See accompanying notes to consolidated financial statements.

WORLD HEALTH ALTERNATIVES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31,2005

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

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

The accompanying condensed consolidated financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended March 31, 2005 were of a normal, recurring nature. The amounts presented for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004, dated April 15, 2005 and amended on Form 10-KSB/A of the Company for the year ended December 31, 2004, dated May 16, 2005 which should be read in conjunction with this quarterly report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of less than three months to be cash equivalents. As of March 31, 2005, the Company had no cash equivalents.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue on service contracts as services are performed. At the end of a period, an accrual of accounts receivable and revenue is made for services performed but not as yet billed to customers. Permanent placement fees are recognized when earned which is upon the customer’s agreement to the placement.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation is computed using the straight-line method over the following estimated lives:

Software	3 Years
Computer equipment	5 Years
Furniture and fixtures	7 Years

Intangible Assets

Intangible assets are carried at the fair market value as determined in accordance with Financial Accounting Standards Board No. 141, “Business Combinations.” Amortization is computed using the straight-line method over an estimated useful life of 3 to 8 years.

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

Deferred Financing costs

The Company defers the costs associated with the debt refinancing completed in February, 2005 and is amortizing the costs over the three year life of the credit facilities.

At March 31, 2005 and December 31, 2004 intangible assets consisted of the following:

	March 31, 2005	December 31, 2004
Covenants Not to Compete	$5,576,449	$5,576,449
Consultant Databases	5,054,488	5,054,488
Customer Lists	6,254,209	6,254,209
Employment Agreements	1,209,000	1,209,000
Contract Rights	8,778	8,778

	18,102,924	18,102,924
Accumulated Amortization	(2,693,631)	(1,809,308)

Net	$15,409,293	$16,293,616

The Company also had deferred financing costs of $1,434,317 as of March 31, 2005 from the debt refinancing completed in February, 2005. Amortization expense on the deferred financing costs was $59,763 for the three months ended March 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	For the Three Months Ended March 31,
	2005	2004
Numerator:
Net Income (loss)	$3,789,129	$(244,203)
Preferred stock dividends	(215,772)	—

Numerator for basic earnings per share—income available to common stockholders	3,573,357	(244,203)
Effect of dilutive securities:
Preferred stock dividends	215,772	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$3,789,129	$(244,203)

Denominator:
Denominator for basic earnings per share—weighted average shares	45,699,108	25,221,759

At March 31, 2005 and 2004, the Company had the following warrants outstanding. The warrants with exercise prices of $1.00 per share and $2.596 per share were consider as their inclusion was dilutive. The Warrants with exercise prices of $3.50, $3.86 and $4.425 per shares were excluded as their inclusion would have been anti-dilutive:

Exercise Price	March 31, 2005	March 31, 2004
$1.00	75,000	100,000
$2.596	26,750	—
$3.50	113,014	—
$3.86	1,068,583	—
$4.425	754,912	—

Total Warrants Outstanding	2,038,159	100,000

The Series A Convertible Preferred Stock is convertible into 4,274,333 shares of the Company’s restricted common stock. The conversion of the preferred stock was considered in the earning per share calculation as their inclusion was dilutive.

NOTE 4 – PRIVATE PLACEMENTS

Effective December 15, 2004, the Company closed on a financing transaction with a group of private investors (“Investors”) of up to $11,825,000. The financing consisted of two components: (a) 12,823 shares of Series A Convertible Preferred Stock with a principal amount of $12,823,000 at a dividend rate of 8% per annum and (b) Warrants registered in the name of each Investor to purchase up to a number of shares of common stock of the Company equal to 25% of such Investor’s Subscription Amount divided by the subscription amount of $3.00 per share. The Investors have the right to purchase an aggregate of 1,068,583 shares of the Company’s restricted common stock. The Warrants have an exercise price equal to the closing price of the Company’s common stock on the day prior to the closing ($3.86). The Warrant, which expires five years from the date of issuance, results in proceeds of $4,124,730 to the Company upon its exercise. The dividends are cumulative until December 31, 2006, and will be paid from an escrow established at closing if the Investors elect to be paid in cash. Under certain circumstances the Company may elect to pay the dividend in shares of the Company’s common stock.

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

The Company used the proceeds from this financing transaction to satisfy the outstanding obligations underlying the Debentures arising from the financing arrangement entered into on October 22, 2004.

The Preferred Stock contains provisions that result in the warrants attached to the preferred stock to be subject to derivative accounting. At March 31, 2005 and December 31, 2004 the warrant derivative liability was $1,910,181 and $3,232,151, respectively. Other income for the three months ended March 31, 2005 includes $1,321,970 for the current period change in the warrant derivative liability due to a decline in the price of the Company’s common stock. Non-cash preferred dividends of $215,772 were recognized on the preferred stock for the three-month period ended March 31, 2005.

Due to the redemption feature of the preferred stock, it is classified as mezzanine (temporary) equity.

NOTE 5 – EXERCISE OF WARRANTS

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

NOTE 6 – ACCOUNTS RECEIVABLES

Pursuant to a factoring agreement, Advance Payroll Funding, Inc. acts as the Company’s factor for a portion of its receivables, which are sold with recourse on a pre-approved basis. Fees for accounts receivables purchased by Advance Payroll Funding, Inc. include a flat rate of 1.2% for the first 10 days an account is outstanding. An additional fee of 0.60% is payable for each 10 day period that an account is outstanding after the initial 10 day. For the three months ended March 31, 2005 and 2004, the factoring charge amounted to $698,591 and $0, respectively. The Company’s obligations to Advance Payroll Funding, Inc. are collateralized by substantially all of the Company’s assets. Maximum funding under the Advance Payroll Funding, Inc. agreement is $10,000,000. On February 14, 2005, a portion of the balance outstanding under the factoring agreement was repaid with the proceeds from the financing consummated with Capital Source Finance, LLC (CapSource). The Advance Payroll Funding, Inc. factoring agreement is subordinated to the CapSource financing agreement. (See Note 8).

NOTE 7—SEGMENT INFORMATION

The table below presents certain statement of operations information by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)
Sales:
Travel Nursing	$14,182,727	$0
Locum Tenens	15,961,511	0
Other Staffing	10,333,572	1,680,745

	$40,477,810	$1,680,745

Cost of Sales:
Travel Nursing	$11,041,928	$0
Locum Tenens	11,363,100	0
Other Staffing	6,574,212	1,015,293

	$28,979,240	$1,015,293

Gross Profit:
Travel Nursing	$3,140,799	$0
Locum Tenens	4,598,411	0
Other Staffing	3,759,360	665,452

	$11,498,570	$665,452

The Company has three principal and reportable operating segments which are (1) Travel Nursing, (2) Locum Tenens and (3) Other Staffing which are determined on the basis of the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to distribute resources and in evaluating performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision-makers.

The Company evaluates performance based on several factors of which the primary financial measures are business segment sales and gross margin. Resource distribution occurs based upon these performance measures. The accounting policies of the business segments are the same as those described in Note 2 – Summary of Significant Accounting Policies.

All of the Company’s segments operate within the United States. Neither the Company nor any of its segments depends on any single customer, small group of customers or government for more than 10% of its sales.

NOTE 8 - REFINANCING

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

Under the Revolving Facility, the Company may borrow an amount not to exceed the lesser of (i) $35 million and (ii) an amount equal to 85% of the Company’s eligible accounts receivables less an aggregate of $1.8 million in liquidity and debt service reserves, and any other reserves established from time to time by the Lender. The total available for borrowing at March 31, 2005 was $19,202,719. Interest on amounts outstanding under the Revolving Facility accrues at an annual rate equal to the prime rate of interest plus 1.5%, and in no event less than 7.0%, and is payable monthly in arrears. The outstanding principal balance under the Revolving Facility is due and payable on February 16, 2008.

In connection with this transaction, the Company paid the Lender a commitment fee of $462,500, which will be amortized as additional interest over the term of the Agreement. In addition, the Company is required to pay a monthly-unused line fee at the annual rate of 0.5% on the difference between the daily average amount of advances outstanding for the preceding month and $35 million.

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

As part of the Agreement, the Company was required to put $300,000 into a escrow, which is reflected as a restricted asset on the balance sheet.

The Company may terminate the Agreement at any time after February 16, 2007, by paying all outstanding indebtedness and any other payments due to the Lender and paying the Lender a termination fee of $850,000. The Company has granted the Lender a right of first refusal on future incurrence of secured debt financing, which right terminates six months after the termination of the Agreement.

NOTE 9 - ACQUISITIONS

The following unaudited pro forma condensed results of operations assume that the acquisitions of the six businesses completed in 2004 were consummated on January 1, 2004:

Three Months Ended March 31, 2004
Sales	$38,434,535
Net Income	$197,145
Net income per common shares	$0.01

Weighted average shares outstanding	29,039,215

NOTE 10 – LIQUIDITY/MANAGEMENT’S PLANS

The Company believes that cash flows from operations, the current cash and cash equivalents and the proceeds from the CapSource refinancing transaction that closed on February 14, 2004 are sufficient for the Company’s requirements over the next 12 months. The Company may be required to finance any additional requirements within the next 12 months or beyond through additional equity, debt financings or credit facilities. The Company may not be able to obtain additional financings or credit facilities, or if these funds are available they may not be on satisfactory terms. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its services, take advantage of business opportunities or respond to competitive pressures. If the Company raises additional funds by issuing equity securities, dilution to existing shareholders will result.

Besides continuing to grow the sales and gross margin of the Company’s business, management’s plan also includes continuing to reduce overhead and operating costs through centralization of administrative operations, maintaining focused accounts receivable collection efforts to continually improve the Company’s DSO ratio and to search out new credit sources with more favorable interest rates.

NOTE 11 – LEGAL MATTERS

Eric Allison Matter. On April 30, 2004, we executed a stock purchase agreement, subsequently amended on May 19, 2004, May 28, 2004, and June 22, 2004, thereby completing our acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). In October 2004, Eric Allison (“Allison”), the Controlling Management Shareholder of Pulse Healthcare Staffing, Inc., filed suit against us and others in connection with the acquisition, alleging, in part, that the Company had not paid all amounts due in connection with the acquisition.

On January 31, 2005, the parties reached an amicable resolution of the dispute. The terms of the resolution include, in part, (a) monthly payments to Allison totaling an aggregate of $3,500,000, which payments are subject to certain contingent deductions and have been or will be made as follows: $500,000 was paid on January 31, 2005; $750,000 was paid on February 25, 2005; $500,000 was paid on April 7, 2005; $500,000 was paid on May 11, 2005; $500,000 by May 25, 2005; $500,000 by June 25, 2005; and $250,000 by August 25, 2005; (b) the payment to Allison of 1,850,000 shares of our restricted common stock; and (c) the payment to a former employee of Pulse of 250,000 shares of our restricted common stock. The suit has been dismissed and we admitted no liability in connection with the dispute.

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

On or about May 6, 2005, Crusader filed a single count Complaint in the United States District for the Eastern District of New York, captioned Crusader Investments LLC v. World Health Alternatives, Inc., Case No. 05 Civ. 2219, alleging that we made false and misleading statements that defamed Crusader (the “Crusader lawsuit”). The statements at issue were set forth in a press release we issued on April 19, 2005, and in our 10KSB for the fiscal year ended December 31, 2004, which statements discussed the factual and legal basis for our pending lawsuit against Crusader and our view of certain statements set forth in a press release issued by Crusader on April 18, 2005. Crusader’s lawsuit requests compensatory damages of not less than $1 million, punitive damages, plus interest, costs and other disbursements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

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

During the first quarter of 2005, we directly placed or assisted in the placement of approximately 2,100 healthcare professionals. We derive our nurse, allied healthcare and physician staffing revenue primarily from acute care hospitals, including community hospitals, teaching institutions, and trauma centers, private physicians’ practices, surgical and ambulatory care centers, nursing homes, pharmacies, medical clinics and insurance companies located in or near metropolitan areas. Because our fees are paid by our clients rather than by third parties, we have no direct exposure to Medicare or Medicaid reimbursements. For the quarter ended March 31, 2005, our revenue was $40,447,810.

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

Since December 2003, our business has grown significantly, in part through our acquisition of the operations of six medical staffing companies and one general staffing company that provided medical, professional and administrative staffing services. These acquisitions have expanded our services to include travel and per diem staffing of nurses, allied professionals and physicians, and provided us with a nationwide presence and infrastructure. Our staffing operations are conducted through our three operating entities: (a) World Health Staffing, Inc., a Delaware corporation, which provides primarily nurse and allied staffing on both a travel and per diem basis, as well as a limited amount of information technology and general administrative and professional staffing; (b) World Health Staffing, Inc., a California corporation, which provides nurse and allied staffing on both a travel and per diem basis; and (c) JC Nationwide, Inc., a Delaware corporation which provides physician or “locum tenens” staffing on a travel and per diem basis. As of March 31, 2005, we employed approximately 2,000 healthcare professionals and temporary staff and 292 in corporate office staff. We also had approximately 450 independent contractor physicians placed on assignments with our clients.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

Sales. Sales for the three months ended March 31, 2005 increased by 2,308% to $40,477,810 from $1,680,745 for the three months ended March 31, 2004. The increase was primarily due to the acquisitions of Pulse Healthcare Staffing, Inc., Care For Them, Inc., Curley and Associates, LLC, Travel Nurse Solutions, Inc., JC Nationwide, Inc. and Parker Services, Inc., which occurred in May 2004, May 2004, June 2004, October 2004, November 2004 and December 2004, respectively.

Gross Profit. Gross profit is total sales less cost of sales. For the three months ended March 31, 2005 and 2004, respectively, our gross profit was $11,498,570 and $665,452, which represented a 1,628% gross profit increase. The increase in gross profit is primarily due to the aforementioned acquisitions, which occurred in the second, third and fourth quarters of 2004. Gross profit as a percentage of sales decreased to 28.4% for the three months ended March 31, 2005, from 39.6% for the three months ended March 31, 2004. The 11.2% gross profit decrease as a percentage of sales is attributable the new mix of pricing strategies throughout the Company. In the prior year’s quarter, the Company did not provide many of the service areas currently being offered.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to

$7,886,303 from $840,449 for the three months ended March 31, 2005 and 2004, respectively, representing a 838% increase. The primary reason for the increase was the aforementioned six acquisitions, which resulted in the Company incurring related overhead costs from these operations in the current quarter. The Company’s overhead expenses in the current year quarter included $884,323 of non-cash amortization expenses of the intangible assets created by the six aforementioned acquisitions that occurred in the 2004 and the one acquisition that occurred in December 2003 and $59,763 of non-cash amortization expenses of the intangible assets created by the refinancing of the Company’s debt with Capital Source Finance, LLC (“CapSource”) on February 14, 2005. The prior year’s quarter included $161,590 of amortization relative to the Superior Staffing acquisition concluded in December 2003. The growth in selling, marketing and administration expenses is less than half of the percentage growth for sales as compared to the prior year quarter, as the Company was able to achieve certain economies of scale from its newly enlarged operating structure.

Operating Income. The operating profit increased by $3,787,264 or 2,164% to $3,612,267 from an operating loss of $174,997 for the three months ended March 31, 2005 and 2004, respectively. The increase in the operating profit was a direct result of the aforementioned significant increase in gross profit offset by increases in selling, marketing and administrative expenses, which included $944,086 and $161,590 of non-cash amortization expenses of the intangible assets created by acquisitions and the December 2004 refinancing.

Interest Expense. Interest expense increased to $1,146,454 from $71,100 for the three months ended March 31, 2005 and 2004, respectively. This 1,512% increase in interest expense is due to (a) additional use of the Company’s factoring arrangements to factor the accounts receivable acquired from the recent acquisitions until the replacement of a portion of the factoring agreement by the CapSource refinancing on February 14, 2005; (b) interest on the notes payable issued as part of the Company’s acquisition agreements; (c) interest on the Company’s existing debt and (d) interest on the CapSource debt subsequent to February 14, 2005.

Additionally, other income includes $1,321,970 for the mark to market of the warrants liability associated with the preferred stock transaction of December 15, 2004 and benefits realized on our malpractice liability accruals for claims and policies costs.

Income Taxes. No federal or state income tax has been provided for the three months ended March 31, 2005 due to the use of net operating loss carryforwards. No federal or state income tax has been provided for the three months ended March 31, 2004 due to the loss for the quarter.

Liquidity and Capital Resources

During the three months ended March 31, 2005, the Company’s cash decreased by $445,102 to $473,033. Cash utilized by investing activities of $1,582,535 and cash utilized by operating activities of $1,425,073 was partially offset by cash provided by financing activities of $2,552,506.

Cash used by operating activities totaled $1,425,073 in the three months ended March 31, 2005. These cash outflows included an increase in accounts receivable of $5,079,739 related to increased customer billings, a $1,307,332 increase in other current assets primarily for prepaid expenses related to the Company’s insurance programs, a $425,845 decrease in the malpractice liability and the non-cash other income of $1,321,970. These cash outflows were partially offset by cash inflows including net income of $3,789,129, a $773,652 increase in accounts payable, a $853,760 increase in accrued liabilities related to the timing of payments and $1,213,272 of depreciation and amortization.

Cash utilized by investing activities included $178,054 of cash used for the purchase of property, plant and equipment and a net $1,404,481 increase in deferred costs, primarily related to the CapSource financing concluded on February 14, 2005.

Cash provided by financing activities include the proceeds of $2,055,336 from the exercise of warrants issued in connection with private placements 2004, which was net of $185,313 of investment banking fees and $25,468,799 of proceeds primarily from the refinancing in February 2005 with CapSource consisting of a term portion of $7.5 million, net draws on the revolving line of credit of $17.2 million net of a $300,000 escrow required by the aforementioned CapSource financing agreement. These cash inflows were partially offset by a total of $17,907,885 of payments on notes payable which primarily included a $14.8 million of repayment of the line of credit assumed as part of the JCN acquisition, $750,000 of payments on the notes issued as part of the settlement with the former majority shareholder of Pulse, $700,000 of payments to the minority option holder of Parker Services prior to our acquisition, $800,000 of payments on lines of credit outstanding prior to the CapSource refinancing and $800,000 of other debt payments, a $1,404,779 reduction in the cash overdraft created by outstanding checks that have not been presented to our financial institutions, a $1,920,471 repayment of the loan from a related party and a $3,738,494 net decrease in the amount due the factor.

During the three months ended March 31, 2004, the Company’s cash decreased by $129,415 to $48,284. Cash utilized by financing and investing activities of $151,584 and $108,692, respectively, was partially offset by cash inflows of $130,861 from operating activities.

Cash utilized by financing activities included the initial payment of $1,585,000 due to Superior Staffing made in January 2004 and $591,940 of payments on a note payable assumed by the Company as part of the Superior Staffing acquisition. These cash outflows were partially offset by $1,655,000 of proceeds from two private placements of the Company’s common stock in January 2004 and was net of $445,000 of costs incurred in connection with the two private placements, net proceeds of $345,356 from the Company’s factor and a $25,000 advance from a related party to fund operations.

Cash utilized by investing activities included a $103,826 increase in deferred acquisition costs, including due diligence, legal and associated costs, incurred in relation to the Company’s four announced letters of intent and $4,866 for the purchase of property, plant and equipment.

Cash provided by operating activities totaled $130,861 in the three months ended March 31, 2004. Cash inflows included a $85,085 decrease in accounts receivable primarily from accounts receivable acquired as part of the Superior Staffing acquisition, a $42,735 decrease in prepaid expenses, a $47,352 increase in accounts payable, a $26,614 increase in accrued liabilities related to the timing of payments and $172,504 of depreciation and amortization. These cash inflows were partially offset by cash outflows of $231,429, due to the Company’s loss during the quarter ended March 31, 2004 and a $12,000 decrease in accrued income taxes payable for a payment made in the quarter.

The Company believes that cash flows from operations, the current cash and cash equivalents and the proceeds from the CapSource refinancing transaction that closed on February 14, 2005 are sufficient for the Company’s requirements over the next 12 months. The Company may be required to finance any additional requirements within the next 12 months or beyond through additional equity, debt financings or credit facilities. The Company may not be able to obtain additional financings or credit facilities, or if these funds are available they may not be on satisfactory terms. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its services, take advantage of business opportunities or respond to competitive pressures. If the Company raises additional funds by issuing equity securities, dilution to existing shareholders will result.

Besides continuing to grow the sales and gross margin of the Company’s business, management’s plan also includes continuing to reduce overhead and operating costs through centralization of administrative operations, maintaining focused accounts receivable collection efforts to continually improve the Company’s DSO ratio and to search out new credit sources with more favorable interest rates.

Financial Position

At March 31, 2005, the Company’s balance sheet reflected total assets of approximately $113.0 million, consisting of approximately $25.3 million of accounts receivable from customers, approximately $15.4 million of intangible assets relating to the Company’s seven acquisitions and approximately $64.9 million of goodwill associated with the seven aforementioned acquisitions. The Company’s balance sheet at March 31, 2005 also reflected approximately $39.4 million of debt, approximately $24.7 million of which was due to CapSource, which finances the Company’s operations and approximately $4.9 million due to our factor. At March 31, 2005, the Company’s stockholder’s equity was approximately $50.4 million.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2005.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Allison Matter. On April 30, 2004, we executed a stock purchase agreement, subsequently amended on May 19, 2004, May 28, 2004, and June 22, 2004, thereby completing our acquisition of all of the stock of Pulse Healthcare Staffing, Inc., a California corporation (“Pulse”). In October 2004, Eric Allison (“Allison”), the Controlling Management Shareholder of Pulse Healthcare Staffing, Inc., filed suit against us and others in connection with the acquisition, alleging, in part, that the Company had not paid all amounts due in connection with the acquisition.

On January 31, 2005, the parties reached an amicable resolution of the dispute. The terms of the resolution include, in part, (a) monthly payments to Allison totaling an aggregate of $3,500,000, which payments are subject to certain contingent deductions and have been or will be made as follows: $500,000 was paid on January 31, 2005; $750,000 was paid on February 25, 2005; $500,000 was paid on April 7, 2005; $500,000 was paid on May 11, 2005; $500,000 by May 25, 2005; $500,000 by June 25, 2005; and $250,000 by August 25, 2005; (b) the payment to Allison of 1,850,000 shares of our restricted common stock; and (c) the payment to a former employee of Pulse of 250,000 shares of our restricted common stock. The suit has been dismissed and we admitted no liability in connection with the dispute.

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

On or about May 6, 2005, Crusader filed a single count Complaint in the United States District for the Eastern District of New York, captioned Crusader Investments LLC v. World Health Alternatives, Inc., Case No. 05 Civ. 2219, alleging that we made false and misleading statements that defamed Crusader (the “Crusader lawsuit”). The statements at issue were set forth in a press release we issued on April 19, 2005, and in our 10KSB for the fiscal year ended December 31, 2004, which statements discussed the factual and legal basis for our pending lawsuit against Crusader and our view of certain statements set forth in a press release issued by Crusader on April 18, 2005. Crusader’s lawsuit requests compensatory damages of not less than $1 million, punitive damages, plus interest, costs and other disbursements.

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

On January 31, 2005, the parties reached an amicable resolution of the lawsuit. The terms of the resolution include, in part, (a) monthly payments to Allison totaling an aggregate of $3,500,000, which payments are subject to certain contingent deductions and will be made as follows: $500,000 was paid on January 31, 2005; $750,000 by February 25, 2005; $500,000 by April 7, 2005; $500,000 by May 11, 2005; $500,000 by May 25, 2005; $500,000 by June 25, 2005; and $250,000 by August 25, 2005; (b) the payment to Allison of 1,850,000 shares of the Company’s restricted common stock; and (c) the payment to a former employee of Pulse of 250,000 shares of the Company’s restricted common stock. The suit has been dismissed and the Company admitted no liability in connection with the dispute. The shares are exempt from registration with the SEC in accordance with Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

We filed the following current reports on Form 8-K during the three months ended March 31, 2005:

•	Form 8-K filed Items 3.02 “Unregistered Sale of Equity Securities” – on January 3, 2005 to report the private placement of the Company’s securities.

•	Form 8-K filed Items 8.01 “Other Events” – on February 15, 2005 to report the settlement of litigation with the former Principal Shareholder of Pulse Healthcare Staffing, Inc.

•	Form 8-K filed Items 2.03 “Creation of a Direct Financial Obligation or Obligation Under an Off-Balance Sheet Arrangement of a Registrant” – on February 18, 2005 to report the refinancing of the majority of the Company’s debt with Capital Source Financial, LLC.

•	Form 8-K filed Item 2.02 “Results of Operations and Financial Condition” discussing the Company’s earnings for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ALTERNATIVES, INC.

By	/s/ Richard E. McDonald
Richard E. McDonald
President, Chief Executive Officer, Principal Accounting Officer

Date: May 16, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.